Form 10-Q
period 2021-03-31
OceanTech Acquisitions I Corp.
filed 2021-07-06
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

OceanTech Acquisitions I Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-40450	85-2122558
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

515 Madison Avenue, 8th Floor – Suite 8133 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (929) 412-1272

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one redeemable warrant	OTECU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	OTEC	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A common stock for $11.50 per share	OTECW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of July 1, 2021, 10,326,000 Class A common stock, par value $0.0001 per share, and 2,581,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED BALANCE SHEET

March 31, 2021

(Unaudited)

Assets
Current assets - Cash	$4,208
Deferred offering costs	258,444
Total assets	$262,652

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$200,392
Promissory note – related party	43,064
Total liabilities	243,456

Commitments and Contingencies (Note 7)	—

Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288
Additional paid-in capital	24,712
Accumulated deficit	(5,804)
Total stockholder’s equity	19,196
Total liabilities and stockholder’s equity	$262,652
(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 8). On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option, and 293,500 shares of Class B common stock were subsequently forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Formation and operating costs	$5,804
Net loss	$(5,804)

Basic and diluted weighted average shares outstanding (1)	2,500,000
Basic and diluted net loss per common share	$(0.00)
(1)	Excludes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 8). On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option, and 293,500 shares of Class B common stock were subsequently forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE FROM PERIOD FEBRUARY 3, 2021 (INCEPTION) THROUGH March 31, 2021

(Unaudited)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 3, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor (1)	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	2,875,000	$288	$24,712	$(5,804)	$19,196
(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 8). On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option, and 293,500 shares of Class B common stock were subsequently forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH March 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor under promissory note	5,564
Changes in current assets and liabilities:
Accrued offering costs and expenses	240
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from the issuance of founders’ shares	25,000
Proceeds from issuance of promissory note to related party	5,000
Payment of deferred offering costs	(25,792)
Net cash provided by financing activities	4,208

Net Change in Cash	4,208
Cash - Beginning	—
Cash - Ending	$4,208

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$32,500
Deferred offering costs included in accrued offering costs and expenses	$225,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Note 1—Organization, Business Operation and Liquidity

OceanTech Acquisitions I Corp. (the “Company”) is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company (the “Sponsor”).

Financing

As discussed in Note 9, the registration statement for the Company’s Initial Public Offering was declared effective on May 27, 2021 (the “Effective Date”). On June 2, 2021, Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000, which is discussed in Note 3.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement sale (“Private Placement”) of an aggregate 4,571,000 warrants (“Private Placement Warrants”), of which 3,871,000 Private Placement Warrants were purchased by the Sponsor and 700,000 Private Placement Warrants were purchased by Maxim Group LLC and/or its designees (“Maxim”), at a price of $1.00 per Private Placement Warrant, generating total proceeds of $4,571,000.

Transaction costs of the Initial Public Offering amounted to $7,163,018 consisting of $2,000,000 of underwriting discount, $3,500,000 of deferred underwriting discount, $662,018 of other offering costs, and $1,001,000 of the fair value of the representative underwriter’s shares. Of the transaction costs, $691,434 is included within accumulated deficit and $6,471,584 is included in equity.

The Company granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase 326,000 additional Units (the “Over-Allotment Units”), generating an aggregate of gross proceeds of $3,260,000, and incurred $65,200 in cash underwriting fees, which is discussed in Note 9.

Liquidity

At March 31, 2021, we had cash of $4,208 and working capital deficit of $239,248. On June 2, 2021, the Company closed its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,571,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,571,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), and a loan of $43,064 under an unsecured and noninterest bearing promissory note – related party (Note 5). Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net (Loss) Income Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were forfeited if the over-allotment option is not exercised by the underwriter (see Note 7). As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from February 3, 2021 (inception) through March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On June 2, 2021, Company consummated its Initial Public Offering of 10,000,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and one redeemable warrant of the Company (“Warrant”), each Warrant entitling the holder thereof to purchase one Class A common stock for  $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units (see Note 9).

Public Warrants

As of March 31, 2021, there were no warrants outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 4 — Private Placement

On June 2, 2021, simultaneously with the closing of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of an aggregate 4,571,000 Private Placement Warrants, of which 3,871,000 Private Placement Warrants were purchased by the Sponsor and 700,000 Private Placement Warrants were purchased by Maxim at a price of $1.00 per Private Placement Warrant, generating total proceeds of $4,571,000.

On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units. Simultaneously with the closing of the exercise of the overallotment option, the Company consummated the Private Placement of an aggregate of 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by the Sponsor and 22,820 Private Placement Warrants were purchased by Maxim at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $97,800.

The Private Placement Warrants (and the underlying securities) are identical to the public warrants sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 5 — Related Party Transactions

Founder Shares

In February 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 Class B shares (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 375,000 of the Founder Shares will be forfeited depending on the extent to which the underwriter’s over-allotment option is exercised. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter partially exercised its over-allotment option and forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited (see Note 9).

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any  20 trading days within any 30- trading day period commencing 150 days after the initial Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

Promissory Note—Related Party

On February 14, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. As of March 31, 2021, the Company had borrowed $43,064 under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to  $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement will begin on the day the Company first lists on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. There were no such support fees for the period from February 3, 2021 (inception) through March 31, 2021.

Note 6 — Recurring Fair Value Measurements

Warrant Liability

The Company will account for the aggregate 14,994,800 warrants to be issued in connection with the Initial Public Offering (the 10,326,000 public warrants and the 4,668,800 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to or on the Effective Date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter has a 45-day option to purchase up to 1,500,000 additional Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriter will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $2,000,000 (or up to $2,300,000 if the underwriter’s over-allotment option is exercised in full). Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $3,500,000 (or up to $4,025,000 if the underwriter’s over-allotment option is exercised in full) held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative’s Class A Common Stock

The Company has issued to Maxim 100,000 shares of Class A common stock (or 115,000 shares if the underwriter’s over-allotment option is exercised in full) upon the consummation of the offering. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial Business Combination within 12 months, or up to 18 months if the Company uses the one time option to extend the period of time to consummate a Business Combination from the closing of the offering.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the Effective Date of the registration statement of which the prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the offering except as permitted by FINRA Rule 5110(e)(2).

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period beginning on the closing of the offering and ending 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of the Company’s successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the offering.

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At March 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding, of which 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the offering. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, the Founder Shares will no longer be subject to the Lock-up.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the prospectus and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to the Sponsor, its affiliates or certain of the Company’s officers and directors upon conversion of Working Capital Loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On June 2, 2021, the Company consummated its Initial Public Offering of 10,000,000 Units. Each Unit consists of one share of Class A common stock, $0.0001 par value per share and one redeemable public warrant to purchase one share of Class A common stock. Each warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000. The Company granted the underwriter a 45-day option from May 27, 2021, to purchase up to an aggregate of 1,500,000 additional Units to cover over-allotments, if any. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000

Over-Allotment Units, generating an aggregate of gross proceeds of $3,260,000. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option.

Simultaneously with the closing of the exercise of the overallotment option, the Company consummated the Private Placement with the sale of an aggregate of 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by the Sponsor and 22,820 Private Placement Warrants were purchased by Maxim at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $97,800.

Upon closing of the Initial Public Offering, the Private Placement, and the sale of the Over-Allotment Units, a total of $104,292,600 was placed in the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to OceanTech Acquisitions I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on February 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our Sponsor is OceanTech Acquisitions I Sponsors LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Units, resulting in incremental gross proceeds of approximately $3.3 million. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,571,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), of which 3,871,000 Private Placement Warrants were purchased by our Sponsor and 700,000 Private Placement Warrants were purchased by Maxim Group LLC (and/or its designees) (“Maxim”), each exercisable to purchase one share of Common Stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $4.6 million.

In connection with the partial exercise of the underwriter’s over-allotment option, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by our Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.1 million.

Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units and additional Private Placement Warrants sold in connection with the partial exercise of the underwriter’s over-allotment option), $104,292,600 ($10.10 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account.

If we are unable to complete an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination by up to six months by resolution adopted by a majority of our board of directors) from the closing of the Initial Public Offering, or June 2, 2022 (or December 2, 2022), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At March 31, 2021, we had cash of $4,208 and working capital deficit of $239,248. On June 2, 2021, the Company closed its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,571,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,571,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), and a loan of $43,064 under an unsecured and noninterest bearing promissory note – related party (Note 5). Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the quarter ended March 31, 2021, we had net loss of $5,804.

Commitments and Contractual Obligations

Registration Rights

The holders of Founder Shares (as defined below), Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Common Stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $2,065,200 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), paid at the closing of the Initial Public Offering. $3,614,100 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholder’s equity upon the completion of the Initial Public Offering in June 2021.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period, excluding Common Stock subject to forfeiture. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Common Stock and then share in the earnings of the Company. As a result, diluted net income per share of common share is the same as basic net income per share of Common Stock for the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the final prospectus for the Initial Public Offering as filed with the SEC on June 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On February 14, 2021, our Sponsor purchased 2,875,000 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. Our Sponsor agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 326,000 Units. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

On June 2, 2021, our Sponsor purchased 3,871,000 Private Placement Warrants and Maxim purchased 700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4.6 million. In connection with the partial exercise of the underwriter’s over-allotment option on June 17, 2021, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by our Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, generating additional gross proceeds of $0.1 million.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On June 2, 2021, we consummated its Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $7.2 million, inclusive of approximately $2.0 million in an underwriting discount and $3.5 million in deferred underwriting commissions. On June 17, 2021, the underwriter partially exercised the over-allotment option, generating gross proceeds of approximately $3.3 million, and incurred additional offering costs of approximately $179.3 thousand in underwriting fees (inclusive of approximately $114.1 thousand in deferred underwriting fees).

In connection with the Initial Public Offering and the sale of Over-Allotment Units, we incurred offering costs of approximately $7.4 million, inclusive of approximately $3.6 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering and sale of Over-Allotment Unit expenses, $104,292,600 of the net proceeds from our Initial Public Offering, the sale of Over-Allotment Units and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 27, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021).
4.1

Warrant Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021).

10.1

Investment Management Trust Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021).

10.2

Registration Rights Agreement, dated May 27, 2021, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2021).

10.3

Letter Agreement, dated May 27, 2021, by and among the Company, its officers and directors and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 3, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated May 27, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 3, 2021).

10.5

Administrative Support Agreement, dated May 27, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 3, 2021).

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of July 2021.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Officer)