Form 10-Q
period 2021-06-30
OceanTech Acquisitions I Corp.
filed 2021-08-10
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 9, 2021, 10,429,260 Class A common stock, par value $0.0001 per share, and 2,581,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

OCEANTECH ACQUISITIONS I CORP.

CONDENSED BALANCE SHEET

June 30, 2021

(Unaudited)

Assets:
Current assets:
Cash	$440,064
Prepaid expenses	587,478
Due from sponsor	9,000
Total current assets	1,036,542
Cash held in trust account	104,292,600
Total Assets	$105,329,142

Liabilities and Stockholders' Equity
Accrued offering costs and expenses	$101,991
Promissory note – related party	163,039
Due to related party	11,667
Total current liabilities	276,697
Warrant liability	13,457,424
Deferred underwriter’s discount	3,614,100
Total Liabilities	17,348,221

Commitments and Contingencies
Class A common stock subject to possible redemption, 8,215,932 shares at redemption value	82,980,912

Stockholders' Equity:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,213,328 issued and outstanding (excluding 8,215,932 shares subject to possible redemption)	222
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding	259
Additional paid-in capital	5,756,707
Accumulated deficit	(757,179)
Total Stockholders' Equity	5,000,009

Total Liabilities and Stockholders' Equity	$105,329,142

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the period from
	Three Months Ended	February 3, 2021
	June 30,	(Inception) Through
	2021	June 30, 2021

Formation and operating costs	$60,833	$66,637
Loss from operations	(60,833)	(66,637)

Other income (expense)
Offering costs allocated to warrants	(690,542)	(690,542)

Total other (loss)	(690,542)	(690,542)

Net loss	$(751,375)	$(757,179)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,667,815	8,088,007
Basic and diluted net loss per share	$—	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,534,724	3,280,641
Basic and diluted net loss per non-redeemable share	$(0.21)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) THROUGH June 30, 2021

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 3, 2021	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	—	—	2,875,000	288	24,712	(5,804)	19,196
Sale of Units through initial public offering, including representative shares, net of offering costs and initial fair value of public warrants	10,429,260	1,043	—	—	88,310,540	—	88,311,583
Proceeds in excess of fair value of private placements warrants	—	—	—	—	401,517	—	401,517
Forfeiture of founder shares	—	—	(293,500)	(29)	29	—	—
Net loss	—	—	—	—	—	(751,375)	(751,375)
Class A common stock subject to possible redemption at June 2, 2021	(7,954,327)	(795)	—	—	(80,337,908)	—	(80,338,703)
Change in Class A common stock subject to possible redemption at June 30, 2021	(261,605)	(26)	—	—	(2,642,183)	—	(2,642,209)
Balance as of June 30, 2021	2,213,328	$222	2,581,500	$259	$5,756,707	$(757,179)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) June 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(757,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	5,564
Offering costs allocated to warrants	690,542
Changes in current assets and liabilities:
Due to related party	11,667
Accrued expenses	134,491
Prepaid expenses	(587,478)
Due from sponsor	(9,000)
Net cash used in operating activities	(511,393)

Cash Flows from Investing Activities:
Investment of cash in trust account	(104,292,600)
Net cash provided by investing activities	(104,292,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	100,909,536
Proceeds from private placement	4,668,800
Proceeds from the sale of founders’ shares	25,000
Proceeds from issuance of promissory note to related party	124,975
Payment of deferred offering costs	(484,254)
Net cash provided by financing activities	105,244,057

Net Change in Cash	440,064
Cash - Beginning	—
Cash - Ending	$440,064

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$32,500
Deferred underwriting commissions payable charged to additional paid-in-capital	$3,614,100
Initial classification of warrant liability	$13,457,424
Initial value of Class A common stock subject to possible redemption	$80,337,908
Change in value of Class A common stock subject to possible redemption	$2,642,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO FINANCIAL STATEMENT

Note 1—Organization, Business Operation and Going Concern

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on May 27, 2021 (the “Effective Date”). On June 2, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000, which is discussed in Note 3.

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

Transaction costs of the Initial Public Offering amounted to $7,163,018 consisting of $2,000,000 of underwriting discount, $3,500,000 of deferred underwriting discount, $662,018 of other offering costs, and $1,001,000 of the fair value of the representative underwriter’s shares. Of the transaction costs, $690,542 is included within accumulated deficit and $6,472,476 is included in equity.

The Company granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase 326,000 additional Units (the “Over-Allotment Units”), generating an aggregate of gross proceeds of $3,260,000, and incurred $65,200 in cash underwriting fees.

Liquidity

At June 30, 2021, we had cash of $440,064 and working capital of $759,845.

The Company’s liquidity needs up to June 30, 2021 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $163,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from he net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 2, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2021.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $104.3 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, for the period from February 3, 2021 (inception) through June 30, 2021, offering costs in the aggregate of $7,163,018 (consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriter’s commission and $691,434 of other cash offering costs) have been incurred, of which $690,542 were allocated to warrants and expensed and $6,472,476 were allocated to Class A common stock and were charged to stockholders’ equity.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 8,215,932 shares of Class A common stock subject to possible redemption at June 30, 2021 have been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 14,994,800 shares of the Company’s common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share of Common Stock for Redeemable Class A common stock in a manner similar to the two-class method of income (loss) per share of Common Stock. Net income per share of Common Stock, basic and diluted, for Redeemable Class A common stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share of Common Stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to redeemable Class A common stock, by the weighted average number of non-redeemable Common Stock outstanding for the period.

Non-redeemable Class A and Class B common stock includes Founder Shares and non-redeemable shares of Common Stock as these shares do not have any redemption features. Non-redeemable Class A and Class B common stock participates in the income or loss on marketable securities based on non-redeemable shares of Common Stock’s proportionate interest.

The basic and diluted loss per common stock is calculated as follows:

		For the Period from
	Three Months Ended	February 3, 2021 through
	June 30, 2021	June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$—	$—
Less: Company portion available to pay taxes	—	—
Net income allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	2,667,815	8,088,077
Basic and diluted net income per share	$—	$—
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss Minus Net Earnings
Net loss	$(751,375)	$(757,179)
Less: Income allocable to common stock subject to possible redemption	—	—
Non-Redeemable net income	$(751,375)	$(757,179)
Weighted average shares outstanding, basic and diluted	3,534,724	3,280,641
Basic and diluted net income per common share	$(0.21)	$(0.23)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from February 3, 2021 (inception) through June 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

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

On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $3,260,000.

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

Note 5 — Related Party Transactions

Founder Shares

In February 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 Class B shares (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 375,000 of the Founder Shares will be forfeited depending on the extent to which the underwriter’s over-allotment option is exercised. On June 21, 2021, the underwriter partially exercised its over-allotment option, purchasing an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Promissory Note—Related Party

On February 14, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. During the period from February 3, 2021 (inception) through June 30, 2021, the Company had borrowed $163,039 under the promissory note, all of which remains outstanding as of June 30, 2021.

Due from Sponsor

The Company inadvertently transferred $9,000 from the SPAC’s operating account to the Sponsor’s bank account on May 26, 2021. As of June 30, 2021, $9,000 is payable to the Company from the Sponsor.

Due to Related Party

The balance of $11,667 represents the amount accrued for the administrative support services provided by Sponsor from the day the Company first listed on the Nasdaq Capital Market (defined below) to June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to  $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2021, no such Working Capital Loans were outstanding which are included in accrued expenses.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of June 30, 2021, the Company incurred $11,667 in administrative support fees.

Note 6 —Derivative Warrant Liabilities

As of June 30, 2021, there were 10,326,000 and 4,668,800 public warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants

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

Private Placment Warrants

The Private Placement Warrants and the underlying securities, are identical to the public warrants sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Note 7 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,292,600	$104,292,600	$—	$—
	$104,292,600	$104,292,600	$—	$—
Liabilities:
Warrant Liability- public	$9,190,140	$—	$—	$9,190,140
Warrant Liability- private	$4,267,284	$—	$—	$4,267,284
Total Warrant Liability	$13,457,424	$—	$—	$13,457,424

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 3, 2021 (inception) through June 30, 2021.

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

At June 30, 2021, the Company’s Warrant liability was valued at $13,457,424. Under the guidance in ASC 815-40 the Warrants and the FPA warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s Warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Warrant liability is classified within Level 3 of the fair value hierarchy.

		Private	Total
		Placement	Warrant
	Public Warrants	Warrants	Liabilties
Warrant liabilities at February 3, 2021 (inception)	$—	$—	$—
Issuance of public and private placement warrants in connection with IPO	$8,900,000	4,177,894	$13,077,894
Issuance of public and private placement warrants in connection with partial exercise of overallotment	290,140	89,390	379,530
Warrant liabilities at June 30, 2021	$9,190,140	4,267,284	$13,457,424

The Company established the initial fair value for the public and Private Placement Warrants in June 2021.

The estimated fair value of the public warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a modified Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Monte Carlo simulation model were as follows in June 2021:

Risk-free interest rate	1.00%
Expected term (years)	5.82
Expected volatility (pre-announcement)	12.0%
Expected volatility (post-announcement)	18.0%
Strike price	$11.50
Probability of business combination	70%

The key inputs into the modified Black-Scholes model were as follows in June 2021:

Risk-free interest rate	1.00%
Expected term (years)	5.82
Expected volatility	17.0%
Stock price	$10.01
Strike price	$11.50
Probability of business combination	70%

Note 8 — Commitments and Contingencies

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

Underwriter Agreement

The underwriter had a 45-day option to purchase up to 1,500,000 additional Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units, generating an aggregate of gross proceeds of $3,260,000. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option.

The underwriter was entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $2,000,000 (or up to $2,300,000 if the underwriter’s over-allotment option is exercised in full). Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $3,500,000 (or up to $4,025,000 if the underwriter’s over-allotment option is exercised in full) held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Representative’s Class A Common Stock

The Company has issued to Maxim Group LLC and/or its designees, 103,260 shares of Class A common stock upon the consummation of the Initial Public Offering and the partial exercise of the underwriter’s over-allotment. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial Business Combination within 12 months, or up to 18 months if the Company uses the one time option to extend the period of time to consummate a Business Combination from the closing of the Initial Public Offering.

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

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period beginning on the closing of the offering and ending 12 months after the date of the consummation of a business combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of the Company’s successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the Initial Public Offering.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shareJune 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 2,213,328 shares of Class A common stock issued or outstanding, excluding 8,215,932 shares of Class A common stock subject to possible redemption.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. At June 30, 2021, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Overview

We are a blank check company incorporated in Delaware on February 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies.

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

If we are unable to complete an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination by up to six months by resolution adopted by a majority of our board of directors) from the closing of the Initial Public Offering, or June 2, 2022 (or December 2, 2022), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $440,064 and working capital of $759,845.

The Company’s liquidity needs up to June 30, 2021 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $163,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of June 30, 2021, the Company had cash in the Trust Account of $104,292,600. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. The Company may withdraw interest to pay taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 2, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $751,375 from offering costs allocated to warrants of $690,542 and approximately $60,000 in formation and operating costs.

For the period from February 3, 2021 (inception) through June 30, 2021, we had a net loss of $757,179 from offering costs allocated to warrants of $690,542 and approximately $67,000 in formation and operating costs.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, for the period from February 3, 2021 (inception) through June 30, 2021, offering costs in the aggregate of $7,163,018, which consisted of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriter’s commission and $691,434 of other cash offering costs, have been incurred, of which $690,542 were allocated to warrants and expensed and $6,472,476 were allocated to Class A common stock and were charged to stockholders’ equity.

Net Loss Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 8,215,932 shares of Class A common stock subject to possible redemption at June 30, 2021 have been excluded from the calculation of basic loss per share of Common Stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering, including the consummation of the Over-Allotment Units, and Private Placement to purchase an aggregate of 14,994,800 shares of the Company’s Common Stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for Redeemable Class A common stock in a manner similar to the two-class method of income (loss) per share. Net income per share of Common Stock, basic and diluted, for Redeemable Class A common stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share of Common Stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to redeemable Class A common stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable Class A and Class B common stock includes Founder Shares and non-redeemable shares of Common Stock as these shares do not have any redemption features. Non-redeemable Class A and Class B common stock participates in the income or loss on marketable securities based on non-redeemable shares of Common Stock’s proportionate interest.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2021.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Officer)