Form 10-Q
period 2021-09-30
OceanTech Acquisitions I Corp.
filed 2021-11-09
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, 10,429,260 Class A common stock, par value $0.0001 per share, and 2,581,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from February 3, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from February 3, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I. FINANCIAL INFORMATION

OCEANTECH ACQUISITIONS I CORP.

CONDENSED BALANCE SHEET

September 30, 2021

(Unaudited)

Assets:
Current assets:
Cash	$370,743
Prepaid expenses	310,411
Due from sponsor	9,000
Total current assets	690,154
Prepaid expenses - non-current	181,452
Cash held in trust account	104,293,903
Total Assets	$105,165,509

Liabilities and Stockholders' Deficit
Accounts payable and accrued costs	$246,485
Promissory note – related party	163,039
Due to related party	41,667
Total current liabilities	451,191
Warrant liability	6,681,750
Deferred underwriter’s discount	3,614,100
Total Liabilities	10,747,041

Commitments and Contingencies
Class A common stock subject to possible redemption, 10,326,000 shares at redemption value of $ 10.10	104,292,600

Stockholders' Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 issued and outstanding (excluding 10,326,000 shares subject to redemption)	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding	259
Additional paid-in capital	—
Accumulated deficit	(9,874,401)
Total Stockholders' Deficit	(9,874,132)

Total Liabilities and Stockholders' Deficit	$105,165,509

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the period from
	Three Months Ended	February 3, 2021
	September 30,	(Inception) Through
	2021	September 30, 2021

Formation and operating costs	$339,430	$406,067
Loss from operations	(339,430)	(406,067)

Other income (expense)
Offering costs allocated to warrants	—	(690,542)
Interest income	1,303	1,303
Change in fair value of warrants	6,775,674	6,775,674

Total other income	6,776,977	6,086,435

Net income	$6,437,547	$5,680,368

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,326,000	10,285,587
Basic and diluted net income per share	$0.49	$0.44
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,684,760	2,586,494
Basic and diluted net income per non-redeemable share	$0.49	$0.44

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) THROUGH September 30, 2021

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 3, 2021	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	—	—	2,875,000	288	24,712	(5,804)	19,196
Sale of Units through initial public offering, including representative shares, net of offering costs and initial fair value of public warrants	10,429,260	1,043	—	—	88,310,540	—	88,311,583
Proceeds in excess of fair value of private placements warrants	—	—	—	—	401,517	—	401,517
Forfeiture of founder shares	—	—	(293,500)	(29)	29	—	—
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99(1)	(10,326,000)	(1,033)	—	—	(88,736,798)	(15,554,769	(104,292,600)
Net loss	—	—	—	—	—	(751,375)	(751,375)
Balance as of June 30, 2021(1)	103,260	$10	2,581,500	$259	$—	$(16,311,948)	$(16,311,679)
Net loss	—	—	—	—	—	6,437,547	6,437,547
Balance as of September 30, 2021	103,260	$10	2,581,500	$259	$—	(9,874,401)	(9,874,132)

(1)Balances include revision for presentation of redeemable shares (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,680,368
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor	5,564
Offering costs allocated to warrants	690,542
Interest earned on investments in trust	(1,303)
Change in fair value of warrants	(6,775,674)
Changes in current assets and liabilities:
Due to related party	41,667
Accrued expenses	278,985
Prepaid expenses	(491,863)
Due from sponsor	(9,000)
Net cash used in operating activities	(580,714)

Cash Flows from Investing Activities:
Investment of cash in trust account	(104,292,600)
Net cash provided by investing activities	(104,292,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	100,909,536
Proceeds from private placement	4,668,800
Proceeds from the sale of founders’ shares	25,000
Proceeds from issuance of promissory note to related party	124,975
Payment of deferred offering costs	(484,254)
Net cash provided by financing activities	105,244,057

Net Change in Cash	370,743
Cash - Beginning	—
Cash - Ending	$370,743

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$32,500
Deferred underwriting commissions payable charged to additional paid-in-capital	$3,614,100
Initial classification of warrant liability	$13,457,424
Initial value of Class A common stock subject to possible redemption	$104,292,600

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on May 27, 2021 (the “Effective Date”). On June 2, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000, which is discussed in Note 4.

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

Liquidity

At September 30, 2021, we had cash of $370,743 and working capital of $238,963.

The Company’s liquidity needs up to September 30, 2021 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 6), a loan of $163,039 under an unsecured and noninterest bearing promissory note – related party (Note 6), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 2, 2022 or twelve months from the date of issuance of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified Class A units as permanent equity to satisfy the $5,000,000 permanent equity requirement.

Management has reviewed the Company’s initial application of ASC 480-10-99 to its accounting classification of public shares and determined that the public shares include certain provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all public shares as temporary equity. As such, the Company is revising those periods in this Quarterly Report.

Impact of the Revision

The impacts to the balance sheet as of June 2, 2021 and the balance sheet and the earnings per share disclosed in the income statement as of as of June 30, 2021 are presented below:

	As
	Previously	Revision	As
	Reported	Adjustment	Revised
Balance Sheet as of June 2, 2021
Class A common stock subject to redemption	$80,338,703	$20,661,297	$101,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	215	(250)	10
Class B common stock - $0.0001 par value	288	—	288
Additional paid-in capital	5,708,316	(5,708,316)	—
Accumulated deficit	(708,808)	(14,952,776)	(15,661,584)
Total stockholders’ equity (deficit)	$5,000,011	$(20,661,297)	$(15,661,286)
Shares subject to possible redemption	7,954,327	2,045,673	10,000,000
Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$82,980,912	$21,311,688	$104,292,600
Stockholders’ equity
Class A common stock - $0.0001 par value	222	(212)	10
Class B common stock - $0.0001 par value	259	—	259
Additional paid-in capital	5,756,707	(5,756,707)	—
Accumulated deficit	(757,179)	(15,554,769)	(16,311,948)
Total stockholders’ equity (deficit)	$5,000,009	$(21,311,688)	$(16,311,679)
Shares subject to possible redemption	8,215,932	2,110,068	10,326,000

Income Statement as of June 30, 2021
Three Months Ended
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	2,667,815	396,207	3,064,022
Basic and diluted net loss per share	$—	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,534,721	(995,137)	2,539,587
Basic and diluted net loss per non-redeemable share	$(0.21)	$0.08	$(0.13)

Six Months Ended
Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	8,088,007	(5,998,022)	2,089,985
Basic and diluted net loss per share	$—	$(0.16)	$(0.16)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,280,641	(754,444)	2,526,197
Basic and diluted net loss per non-redeemable share	$(0.23)	$0.07	$(0.16)

Note 3 — Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2021.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, for the period from February 3, 2021 (inception) through September 30, 2021, offering costs in the aggregate of $7,163,018 (consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriter’s commission and $691,434 of other cash offering costs) have been incurred, of which $690,542 were allocated to warrants and expensed and $6,472,476 were allocated to Class A common stock and were charged to stockholders’ equity.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 14,994,800 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted income per common stock is calculated as follows:

	For the	For the
	Three Months ended	Nine Months ended
	September 30, 2021	September 30, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$5,109,164	$4,538,965
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	10,326,000	10,285,587
Basic and Diluted net income per share, redeemable Class A common stock	$0.49	$0.44

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable common stock	$1,328,383	$1,141,403
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,586,494
Basic and diluted net income per share, common stock	$0.49	$0.44

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period from February 3, 2021 (inception) through September 30, 2021.

Redeemable Share Classification

All of the 10,326,000 Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$103,260,000
Less:
Proceeds allocated to public warrants	(9,190,140)
Issuance costs related to Class A common stock	(7,482,451)
Plus:
Accretion of carrying value to redemption value	17,705,191
Contingently redeemable Class A common stock	$104,292,600

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

In February 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 Class B shares (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Thus, up to 375,000 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On June 21, 2021, the underwriter partially exercised its over-allotment option, purchasing an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited, resulting in 2,581,500 outstanding Founder Shares.

The Company’s initial stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any  20 trading days within any 30- trading day period commencing 150 days after the initial Business Combination, the Founder Shares will no longer be subject to such transfer restrictions.

Promissory Note—Related Party

On February 14, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans are non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. During the period from February 3, 2021 (inception) through September 30, 2021, the Company had borrowed $163,039 under the promissory note, all of which remains outstanding as of September 30, 2021.

Due from Sponsor

The Company inadvertently transferred $9,000 from the SPAC’s operating account to the Sponsor’s bank account on May 26, 2021. As of September 30, 2021, $9,000 is payable to the Company from the Sponsor.

Due to Related Party

The balance of $41,667 represents the amount accrued for the administrative support services provided by Sponsor from the day the Company first listed on the Nasdaq Capital Market (defined below) to September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to  $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2021, no such Working Capital Loans were outstanding which are included in accrued expenses.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of September 30, 2021, the Company incurred $41,667 in administrative support fees.

Note 7 —Derivative Warrant Liabilities

As of September 30, 2021, there were 10,326,000 and 4,668,800 public warrants and Private Placement Warrants, respectively, outstanding.

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

Private Placement Warrants

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,293,903	$104,293,903	$—	$—
	$104,293,903	$104,293,903	$—	$—
Liabilities:
Warrant Liability- public	$4,543,440	$4,543,440	$—	$—
Warrant Liability- private	$2,138,310	$—	$—	$2,138,310
Total Warrant Liability	$6,681,750	$4,543,440	$—	$2,138,310

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the quarter ended September 30, 2021, the public warrants began trading separately on July 19, 2021 and thus were transferred from Level 3 to Level 1. There were no other transfers between levels for the period from February 3, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

At September 30, 2021, the Company’s Warrant liability was valued at $6,681,750. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

		Private	Total
		Placement	Warrant
	Public Warrants	Warrants	Liabilities
Warrant liabilities at February 3, 2021 (inception)	$—	$—	$—
Issuance of public and private placement warrants in connection with IPO	$8,900,000	4,177,894	$13,077,894
Issuance of public and private placement warrants in connection with partial exercise of overallotment	290,140	89,390	379,530
Warrant liabilities at June 30, 2021	$9,190,140	4,267,284	$13,457,424
Change in Fair Value	(4,646,700)	(2,128,974)	(6,775,674)
Warrant liabilities at September 30, 2021	4,543,440	2,138,310	6,681,750

The Company established the initial fair value for the public and Private Placement Warrants in June 2021.

The Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for its warrants that are not actively traded.  Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The key inputs into the modified Black-Scholes model were as follows in September 2021:

Risk-free interest rate	1.06%
Expected term (years)	5.50
Expected volatility	18.0%
Stock price	$9.91
Strike price	$11.50
Probability of business combination	70%

Note 9 — Commitments and Contingencies

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

Note 10 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 103,260 shares of Class A common stock issued or outstanding, excluding 10,326,000 shares of Class A common stock subject to possible redemption.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. At September 30, 2021, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Note 11 — Subsequent Events

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

Liquidity and Capital Resources

At September 30, 2021, we had cash of $370,743 and working capital of $238,963.

The Company’s liquidity needs up to September 30, 2021 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $163,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of September 30, 2021, the Company had cash in the Trust Account of $104,293,903. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. The Company may withdraw interest to pay taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination.

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

For the three months ended September 30, 2021, we had net income of $6,437,547 from $1,303 in Interest income, $6,775,673 in Change in fair value of warrants, and approximately $339,429 in formation and operating costs.

For the period from February 3, 2021 (inception) through September 30, 2021, we had net income of $5,680,368 from offering costs allocated to warrants of $(690,542) offset by $1,303 in Interest income, $6,775,673 in Change in fair value of warrants, and approximately $406,066 in formation and operating costs.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Accordingly, for the period from February 3, 2021 (inception) through September 30, 2021, offering costs in the aggregate of $7,163,018 (consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriter’s commission and $691,434 of other cash offering costs) have been incurred, of which $690,542 were allocated to warrants and expensed and $6,472,476 were allocated to Class A common stock and were charged to stockholders’ equity.

Net Income Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net income per common stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 10,326,000 shares of Class A common stock subject to possible redemption at September 30, 2021 have been excluded from the calculation of basic income per share of Common Stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering, including the consummation of the Over-Allotment Units, and Private Placement to purchase an aggregate of 14,994,800 shares of the Company’s Common Stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income per share for Redeemable Class A common stock in a manner similar to the two-class method of income per share. Net income per share of Common Stock, basic and diluted, for Redeemable Class A common stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income per share of Common Stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to redeemable Class A common stock, by the weighted average number of non-redeemable common stock outstanding for the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2021.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Officer)