Form 10-Q/A
period 2021-09-30
OceanTech Acquisitions I Corp.
filed 2021-12-06
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 3, 2021, 10,429,260 Class A common stock, par value $0.0001 per share, and 2,581,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to OceanTech Acquisitions 1. Corp., a Delaware corporation, unless the context otherwise indicates.

Restatement of Notes to Unaudited Condensed Financial Statements

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of OceanTech Acquisitions 1. Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “Q3 Form 10-Q”).

On November 9, 2021, the Company filed its Q3 Form 10-Q, which included Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to a portion of the Company’s previously issued financial statements for the classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on June 2, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock subject to redemption as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Also in Note 2, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company originally determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously financial statements in Note 2 to its Q3 Form 10-Q. However, upon further consideration of the material nature of the changes, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is quantitatively material and the Company should restate its previously issued financial statements.

Therefore, on December 2, 2021, the Company’s management, and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of June 2, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2021 (the “Balance Sheet Form 8-K”), (ii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended June 30, 2021 (the “Q2 Form 10-Q”) as filed with the SEC on August 10, 2021 and (iii) unaudited interim financial statements included in the Q3 Form 10-Q as filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated and should no longer be relied upon.  Similarly, other communications describing the Company’s financial statements and other related financial information covering the Affected Periods should no longer be relied upon. In addition, the audit report of the Company’s current independent registered public accounting firm, Marcum LLP included in the Balance Sheet Form 8-K should no longer be relied upon.

As such, the Company is restating its post-IPO Balance Sheet and its unaudited interim financial statements included in the Q2 Form 10-Q in this Form 10-Q/A.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Form 10-Q/A.

i

Amended Reports

This Form 10-Q/A does not reflect events occurring after the Q3 Form 10-Q’s original filing date of November 9, 2021, and does not modify or update disclosures in the Q3 Form 10-Q’s original filing that may have been affected by subsequent events, except for the effects of the restatement described in Note 2. Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

This Form 10-Q/A reflects amendments to the following items:

●Part I, Item 1 - Financial Statements

●Part I, Item 4 - Controls and Procedures

●Part II, Item 6 - Exhibits

The Company’s Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1 and 32.1.

ii

OCEANTECH ACQUISITIONS I CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from February 3, 2021 (inception) through September 30, 2021 (Unaudited) (as restated)	3

	Condensed Statement of Cash Flows for the period from February 3, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited) (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures (as restated)	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors (as restated)	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

iii

PART I. FINANCIAL INFORMATION

OCEANTECH ACQUISITIONS I CORP.

CONDENSED BALANCE SHEET

September 30, 2021

(Unaudited)

Assets:
Current assets:
Cash	$370,743
Prepaid expenses	310,411
Due from sponsor	9,000
Total current assets	690,154
Prepaid expenses - non-current	181,452
Cash held in trust account	104,293,903
Total Assets	$105,165,509

Liabilities and Stockholders’ Deficit
Accounts payable and accrued costs	$246,485
Promissory note – related party	163,039
Due to related party	41,667
Total current liabilities	451,191
Warrant liability	6,681,750
Deferred underwriter’s discount	3,614,100
Total Liabilities	10,747,041

Commitments and Contingencies
Class A common stock subject to possible redemption, 10,326,000 shares at redemption value of $ 10.10	104,292,600

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 issued and outstanding (excluding 10,326,000 shares subject to redemption)	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding	259
Additional paid-in capital	—
Accumulated deficit	(9,874,401)
Total Stockholders’ Deficit	(9,874,132)

Total Liabilities and Stockholders’ Deficit	$105,165,509

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

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) THROUGH September 30, 2021

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 3, 2021	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	—	—	2,875,000	288	24,712	(5,804)	19,196
Sale of Units through initial public offering, including representative shares, net of offering costs and initial fair value of public warrants	10,429,260	1,043	—	—	88,310,540	—	88,311,583
Proceeds in excess of fair value of private placements warrants	—	—	—	—	401,517	—	401,517
Forfeiture of founder shares	—	—	(293,500)	(29)	29	—	—
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99	(10,326,000)	(1,033)	—	—	(88,736,798)	(15,554,769	(104,292,600)
Net loss	—	—	—	—	—	(751,375)	(751,375)
Balance as of June 30, 2021 (as restated)	103,260	$10	2,581,500	$259	$—	$(16,311,948)	$(16,311,679)
Net loss	—	—	—	—	—	6,437,547	6,437,547
Balance as of September 30, 2021	103,260	$10	2,581,500	$259	$—	(9,874,401)	(9,874,132)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,680,368
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor	5,564
Offering costs allocated to warrants	690,542
Interest earned on investments in trust	(1,303)
Change in fair value of warrants	(6,775,674)
Changes in current assets and liabilities:
Due to related party	41,667
Accrued expenses	278,985
Prepaid expenses	(491,863)
Due from sponsor	(9,000)
Net cash used in operating activities	(580,714)

Cash Flows from Investing Activities:
Investment of cash in trust account	(104,292,600)
Net cash used in investing activities	(104,292,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	100,909,536
Proceeds from private placement	4,668,800
Proceeds from the sale of founders’ shares	25,000
Proceeds from issuance of promissory note to related party	124,975
Payment of deferred offering costs	(484,254)
Net cash provided by financing activities	105,244,057

Net Change in Cash	370,743
Cash - Beginning	—
Cash - Ending	$370,743

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$32,500
Deferred underwriting commissions payable charged to additional paid-in-capital	$3,614,100
Initial classification of warrant liability	$13,457,424
Initial value of Class A common stock subject to possible redemption	$104,292,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(AS RESTATED)

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

Note 2—Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company has historically classified a portion of Class A common stock subject to possible redemption as permanent equity to satisfy the $5,000,000 permanent equity requirement.

Management has reviewed the Company’s initial application of ASC 480-10-99 to its accounting classification of Class A common stock subject to possible redemption and determined that the Class A common stock subject to possible redemption includes certain provisions outside of the Company’s control that requires Class A common stock subject to possible redemption to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.  In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares.  This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and loss of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to (i) report all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and (iii) to correct its earnings per share calculation. As such, the Company is restating those periods in this Form 10-Q/A.

Impact of the Restatement

The impact of the restatement to the balance sheet as of June 2, 2021 and the balance sheet and the earnings per share disclosed in the income statement as of as of June 30, 2021 are presented below:

	As
	previously
	reported	Adjustments	Restated
Balance Sheet as of June 2, 2021 (audited)
Class A common stock subject to redemption	$80,338,703	$20,661,297	$101,000,000
Class A common stock	$215	$(205)	$10
Class B common stock	$288	$—	$288
Additional paid-in capital	$5,708,316	$(5,708,316)	$—
Accumulated deficit	$(708,808)	$(14,952,776)	$(15,661,584)
Total Stockholders’ Equity (Deficit)	$5,000,011	$(20,661,297)	$(15,661,286)
Class A common stock subject to redemption	7,954,327	2,045,673	10,000,000
Class A common stock	2,145,673	(2,045,673)	100,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to redemption	$82,980,912	$21,311,688	$104,292,600
Class A common stock	$222	$(212)	$10
Class B common stock	$259	$—	$259
Additional paid-in capital	$5,756,707	$(5,756,707)	$—
Accumulated deficit	$(757,179)	$(15,554,769)	$(16,311,948)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(21,311,688)	$(16,311,679)
Class A common stock subject to redemption	$8,215,932	$2,110,068	$10,326,000
Class A common stock	2,213,328	(2,110,068)	103,260

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Basic and diluted Class A weighted-average shares outstanding	2,667,815	396,207	3,064,022
Basic and diluted Class A net income (loss) per share	$—	$(0.13)	$(0.13)
Basic and diluted Class B weighted-average shares outstanding	3,534,721	(995,137)	2,539,587
Basic and diluted Class B net loss per share	$(0.21)	$0.08	$(0.13)

Statement of Operations for the period from February 3, 2021 (inception) through June 30, 2021 (unaudited)
Basic and diluted Class A weighted-average shares outstanding	8,088,007	(5,998,022)	2,089,985
Basic and diluted Class A net income (loss) per share	$—	$(0.16)	$(0.16)
Basic and diluted Class B weighted-average shares outstanding	3,280,641	(754,444)	2,526,197
Basic and diluted Class B net loss per share	$(0.23)	$0.07	$(0.16)

Statement of changes in Stockholders’ equity for the period from February 3, 2021 (inception) through June 30, 2021 (unaudited)
Class A common stock subject to possible redemption at June 2, 2021	$(80,338,703)	$80,338,703	$—
Change in Class A common stock subject to possible redemption at June 30, 2021	$(2,642,209)	$2,642,209	$—
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99	$—	$(104,292,600)	$(104,292,600)

Statement of cash flows for the period from February 3, 2021 (inception) through June 30, 2021 (unaudited)
Supplemental Disclosure of Non-cash Activities
Initial value of Class A common stock subject to possible redemption	$80,337,908	$23,954,692	$104,292,600
Change in value of Class A common stock subject to possible redemption	$2,642,183	$(2,642,183)	$—

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Accordingly, for the period from February 3, 2021 (inception) through September 30, 2021, offering costs in the aggregate of $7,163,018 (consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriter’s commission and $691,434 of other cash offering costs) have been incurred, of which $690,542 were allocated to warrants and expensed and $7,482,451 were allocated to Class A common stock subject to possible redemption and were charged to against the carrying value of the Class A common stock subject to possible redemption.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 14,994,800 shares of Class A common stock subject to possible redemption in the calculation of diluted income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross Proceeds	$103,260,000
Less:
Proceeds allocated to public warrants	(9,190,140)
Issuance costs related to Class A common stock subject to possible redemption	(7,482,451)
Plus:
Accretion of carrying value to redemption value	17,705,191
Contingently redeemable Class A common stock subject to possible redemption	$104,292,600

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

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 103,260 shares of Class A common stock issued or outstanding, excluding 10,326,000 shares of Class A common stock subject to possible redemption classified as temporary equity.

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

In this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”), we are restating our unaudited interim financial statements as of June 30, 2021 and September 30, 2021, see Note 2 for additional information.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.  Accordingly, for the period from February 3, 2021 (inception) through September 30, 2021, offering costs in the aggregate of $7,163,018 (consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriter’s commission and $691,434 of other cash offering costs) have been incurred, of which $690,542 were allocated to warrants and expensed and $7,482,451 were allocated to Class A common stock subject to possible redemption and were charged to against the carrying value of the Class A common stock subject to possible redemption.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 14,994,800 shares of Class A common stock subject to possible redemption in the calculation of diluted income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the June 30, 2021 quarterly financial statements included in our Q2  Form 10-Q, as well as the Balance Sheet Form 8-K, certain redemption provisions not solely within our control require the Class A common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of the Class A common stock in permanent equity. We restated our financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in our charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.  In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares.  This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and loss of the Company.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps subsequent to the quarter ended September 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the final prospectus for the Initial Public Offering as filed with the SEC on June 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Form 10-Q/A, except as described below, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering.  We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After discussion with our independent registered public accounting firm and consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this Amended Filing. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

In connection with the Initial Public Offering and the sale of Over-Allotment Units, we incurred offering costs of approximately $7.4 million, inclusive of approximately $3.6 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering and sale of Over-Allotment Unit expenses, $104,292,600 of the net proceeds from our Initial Public Offering, the sale of Over-Allotment Units and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Form 10-Q/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of December 2021.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Officer)