Form 10-Q
period 2022-03-31
OceanTech Acquisitions I Corp.
filed 2022-05-11
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2022, 10,429,260 shares Class A common stock, par value $0.0001 per share, and 2,581,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

		Page

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 3, 2021 (inception) through March 31, 2021	2

	Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 3, 2021 (inception) through March 31, 2021	3

	Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 3, 2021 (inception) through March 31, 2021	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS:
Cash	$139,531	$322,128
Prepaid expense	96,551	233,209
Total current assets	236,082	555,337
Investments held in Trust Account	104,297,405	104,295,948
TOTAL ASSETS	$104,533,487	$104,851,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$415,415	$308,796
Promissory note – related party	113,948	163,039
Due to related parties	92,667	62,667
Total current liabilities	622,030	534,502
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	2,244,004	7,098,366
Total Liabilities	8,480,134	13,246,968

Commitments Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 10,326,000 shares at March 31, 2022 and December 31, 2021, respectively (at redemption value of $10.10 per share)	104,292,600	104,292,600
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 (excluding 10,326,000 shares subject to redemption) shares issued and outstanding at March 31, 2022 and December 31, 2021	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	259	259
Additional paid-in capital	—	—
Accumulated deficit	(8,239,516)	(12,688,552)
Total Stockholders’ Deficit	(8,239,247)	(12,688,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,533,487	$104,851,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the period from
	Three Months Ended	February 3, 2021
	March 31,	(Inception) through
	2022	March 31, 2021
General and administrative expenses	$406,783	$5,804
Loss from operations	(406,783)	(5,804)
Other Income:
Interest income	1,457	—
Change in fair value of warrants	4,854,362	—
Total other income	4,855,819	—
Net income (loss)	$4,449,036	$(5,804)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	10,326,000	—
Basic and diluted net income per common share, Class A subject to possible redemption	$0.34	$—
Weighted average shares outstanding of Non-redeemable common stock, basic and diluted	2,684,760	2,581,500
Basic and diluted net loss per Non-redeemable common share	$0.34	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,581,500	259	24,741	—	25,000
Net loss	—	—	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	—	$—	2,581,500	$259	$24,741	$(5,804)	$19,196

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Net income	—	—	—	—	—	4,449,036	4,449,036
Balance as of March 31, 2022	103,260	$10	2,581,500	$259	$—	$(8,239,516)	$(8,239,247)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the period from
	Three Months	February 3, 2021
	Ended	(Inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,449,036	$(5,804)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,457)	—
Formation costs paid by Sponsor under promissory note	—	5,564
Change in fair value of warrants	(4,854,362)	—
Changes in operating assets and current liabilities:
Prepaid assets	136,658	—
Accounts payable and accrued expense	106,619	240
Due to related parties	30,000	—
Net cash used in operating activities	(133,506)	—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from issuance of promissory note to related party	100,000	5,000
Repayment of promissory note to related party	(149,091)	—
Payment of deferred offering costs	—	(25,792)
Net cash (used in) provided by financing activities	(49,091)	4,208

Net Change in Cash	(182,597)	4,208

Cash - Beginning	322,128	—
Cash - Ending	$139,531	$4,208

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$—	$32,500
Deferred offering costs included in accrued offering costs and expenses	$—	$225,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Note 1—Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Transaction costs of the Initial Public Offering amounted to $7,482,451 consisting of $2,065,200 of underwriting discount, $3,614,100 of deferred underwriting discount, $1,033,633 in fair value of representative shares issued and  $769,518 of other offering costs. Of the transaction costs, $690,542 were charged to operations, upon the consummation of the Initial Public Offering, for the portion related to warrants and $6,791,909 were included as offering costs and charged against equity.

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

Liquidity and Going Concern

At March 31, 2022, we had cash of $139,531 and a working capital deficit of $385,948.

The Company’s liquidity needs up to March 31, 2022  were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $163,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2022 and December 31, 2021.

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

Net Income (Loss) Per Common Stock

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 14,994,800 shares of Class A common stock subject to possible redemption in the calculation of diluted income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted income per common stock is calculated as follows:

		For the period from
	For the	February 3, 2021
	Three Months ended	(Inception) through
	March 31, 2022	March 31, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$3,530,981	—
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	10,326,000	—
Basic and Diluted net income per share, redeemable Class A common stock	$0.34	—

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable common stock	$918,055	(5,804)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,581,500
Basic and diluted net income per share, common stock	$0.34	(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
As of beginning of the period	$104,292,600	$—
Gross Proceeds	—	103,260,000
Less:
Proceeds allocated to public warrants	—	(9,190,140)
Issuance costs related to Class A common stock subject to possible redemption	—	(6,791,909)
Plus:
Accretion of carrying value to redemption value	—	17,014,649
Contingently redeemable Class A common stock subject to possible redemption	$104,292,600	$104,292,600

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Note—Related Party

On February 14, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, $113,948 and  $163,039 were outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to  $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of March 31, 2022 and December 31, 2021, the Company owed $92,667 and $62,667 under the administrative support agreement, respectively. For the three months ended March 31, 2022, incurred $30,000 in administrative support fees and none for the period from February 3, (inception) through March 31, 2021.

Note 6 —Derivative Warrant Liabilities

As of both March 31, 2022 and December 31, 2021, there were 10,326,000 and 4,668,800 public warrants and Private Placement Warrants, respectively, outstanding.

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

The Company has not registered the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,297,405	$104,297,405	$—	$—
	$104,297,405	$104,297,405	$—	$—
Liabilities:
Warrant Liability- public	$1,445,640	$1,445,640	$—	$—
Warrant Liability- private	$798,364	$—	$—	$798,364
Total Warrant Liability	$2,244,004	$1,445,640	$—	$798,364

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,295,948	$104,295,948	$—	$—
	$104,295,948	$104,295,948	$—	$—
Liabilities:
Warrant Liability- public	$4,749,960	$4,749,960	$—	$—
Warrant Liability- private	$2,348,406	$—	$—	$2,348,406
Total Warrant Liability	$7,098,366	$4,749,960	$—	$2,348,406

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2022 and for the period from February 3, 2021 (inception) through March 31, 2021 there were no transfers between levels.

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

At March 31, 2022 and December 31, 2021, the Company’s Warrant liability was valued at $2,244,004 and $7,098,366, respectively.Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the public Warrant liability is classified within Level 1 of the fair value hierarchy, as the public warrants are actively traded. The fair value of the private Warrant liability is classified within Level 3 of the fair value hierarchy.

		Placement
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2021	$4,749,960	$2,348,406	$7,098,366
Change in Fair Value	(3,304,320)	(1,550,042)	(4,854,362)
Warrant liabilities at March 31, 2022	$1,445,640	$798,364	$2,244,004

The Company established the initial fair value for the public and Private Placement Warrants in June 2021.

The Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the publicwarrants at each reporting period for its warrants that are not actively traded.  Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The key inputs into the modified Black-Scholes model were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.39%	1.29%
Expected term (years)	5.17	5.42
Expected volatility	3.2%	11.0%
Stock price	$10.07	$9.98
Strike price	$11.5	$11.5
Dividend yield	0%	0%
Probability of business combination	70%	70%

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

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $2,065,200 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), paid at the closing of the Initial Public Offering. Additionally, $3,614,100 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), is payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a Business Combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such Business Combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying balance sheet and in formation and operating costs for the period from February 3, 2021 through December 31, 2021 on the accompanying statement of operations.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 103,260 shares of Class A common stock issued or outstanding, excluding 10,326,000 shares of Class A common stock subject to possible redemption classified as temporary equity.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. At March 31, 2022 and December 31, 2021, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

As of May 10th, 2022, we haven’t signed a binding agreement with a potential target. Therefore, we identify a significant risk of liquidation of the company as of June 2nd, 2022, deadline as per our prospectus to consummate a Business Combination. However, we are still working to extend the time available for us to consummate our initial business combination. For this, our sponsor or its affiliates or designees must purchase an additional number of private placement warrants at a price of $1.00 per private placement warrant for an aggregate of $1,548,900 ($0.15 per public share).

Liquidity and Capital Resources

At March 31, 2022, we had cash of $139,531 and working capital deficit of $385,948.

The Company’s liquidity needs up to March 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $113,948 under an unsecured and noninterest bearing promissory note - related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of March 31, 2022, the Company had cash in the Trust Account of $104,297,405.The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. The Company may withdraw interest to pay taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination.

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

For the three months ended March 31, 2022, we had net income of $4,449,036 resulting from $4,854,362 in Change in fair value of warrants and $1,457 in interest income, offset by $406,783 in operating costs.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged to temporary equity upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net income per common stock is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 10,326,000 shares of Class A common stock subject to possible redemption at March 31, 2022  have been excluded from the calculation of basic income per share of Common Stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering, including the consummation of the Over-Allotment Units, and Private Placement to purchase an aggregate of 14,994,800 shares of the Company’s Common Stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited interim financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May 2022.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Office)