Form 10-Q
period 2022-06-30
OceanTech Acquisitions I Corp.
filed 2022-08-15
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 10,429,260 shares Class A common stock, par value $0.0001 per share, and 2,581,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

		Page

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 (unaudited), for the Three Months Ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021 (unaudited)	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 (unaudited), for the Three Months Ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021 (unaudited)	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 (unaudited) and for the period from February 3, 2021 (inception) through June 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
Item 6.	Exhibits	25
SIGNATURES		26

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS:
Cash	$151,737	$322,128
Prepaid expense	5,380	233,209
Total current assets	157,117	555,337
Investments held in Trust Account	105,839,024	104,295,948
TOTAL ASSETS	$105,996,141	$104,851,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$419,204	$308,796
Promissory note – related party	263,039	163,039
Due to related parties	122,667	62,667
Total current liabilities	804,910	534,502
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	1,840,900	7,098,366
Total Liabilities	8,259,910	13,246,968

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 10,326,000 shares (at redemption value of $10.25 and 10.10 per share at June 30, 2022 and December 31, 2021, respectively)	105,841,500	104,292,600
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 (excluding 10,326,000 shares subject to redemption) shares issued and outstanding at June 30, 2022 and December 31, 2021	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	259	259
Additional paid-in capital	3,367,665	—
Accumulated deficit	(11,473,203)	(12,688,552)
Total Stockholders’ Deficit	(8,105,269)	(12,688,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,996,141	$104,851,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the
				period from
				February 3,
			For the Six	2021
			Months	(inception)
	For the Three Months Ended		Ended	through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
General and administrative expenses	$346,845	$60,833	$753,628	$66,637
Loss from operations	(346,845)	(60,833)	(753,628)	(66,637)
Other income
Offering costs allocated to warrants	(3,600,000)	(690,542)	(3,600,000)	(690,542)
Interest income	77,719	—	79,176	—
Change in fair value of warrants	635,439	—	5,489,801	—
Total other income	(2,886,842)	(690,542)	1,968,977	(690,542)
Net income (loss)	$(3,233,687)	$(751,375)	$1,215,349	$(757,179)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	10,326,000	3,064,022	10,326,000	2,089,985
Basic and diluted net income (loss) per common stock, Class A subject to possible redemption	$(0.25)	$(0.13)	$0.09	$(0.16)
Weighted average shares outstanding of Non-redeemable common stock, basic and diluted	2,684,760	2,539,587	2,684,760	2,526,197
Basic and diluted net loss per Non-redeemable common stock	$(0.25)	$(0.13)	$0.09	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Net income	—	—	—	—	—	4,449,036	4,449,036
Balance as of March 31, 2022	103,260	$10	2,581,500	$259	$—	$(8,239,516)	$(8,239,247)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	1,316,565	—	1,316,565
Fair value of Sponsor Shares transferred to extension investors	—	—	—	—	3,600,000		3,600,000
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,548,900)	—	(1,548,900)
Net income	—	—	—	—	—	(3,233,687)	(3,233,687)
Balance as of June 30, 2022	103,260	$10	2,581,500	$259	$3,367,665	$(11,473,203)	$(8,105,269)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	—	$—	2,875,000	$288	$24,712	$(5,804)	$19,196
Issuance of non-redeemable representative shares	103,260	10	—	—	1,033,623	—	1,033,633
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,459,881)	(15,554,769)	(17,014,650)
Proceeds in excess of fair value of private placement warrants	—	—	—	—	401,517	—	401,517
Forfeiture of founder shares	—	—	(293,500)	(29)	29	—	—
Net loss	—	—	—	—	—	(751,375)	(751,375)
Balance as of June 30, 2021	103,260	$10	2,581,500	$259	$—	$(16,311,948)	$(16,311,679)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period
	For the Six	from February 3,
	Months	2021 (inception)
	Ended	through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,215,349	$(757,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor	—	5,564
Offering costs allocated to warrants	3,600,000	690,542
Interest earned on investments in trust	(79,176)	—
Change in fair value of warrants	(5,489,801)	—
Changes in operating assets and liabilities:
Due from Sponsor	—	(9,000)
Prepaid assets	227,829	(587,478)
Accounts payable and accrued costs	110,408	134,491
Due to related party	60,000	11,667
Net cash used in operating activities	(355,391)	(511,393)

Cash Flows from Investing Activities:
Investment of cash in trust account	(1,548,900)	(104,292,600)
Cash withdrawn from trust account for taxes	85,000	—
Net cash used in investing activities	(1,463,900)	(104,292,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	—	100,909,536
Proceeds from private placement	1,548,900	4,668,800
Proceeds from the issuance of founders’ shares	—	25,000
Proceeds from issuance of promissory note to related party	100,000	124,975
Payment of deferred offering costs	—	(484,254)
Net cash provided by financing activities	1,648,900	105,244,057

Net Change in Cash	(170,391)	440,064
Cash - Beginning	322,128	—
Cash - Ending	$151,737	$440,064

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$—	$32,500
Initial value of Class A common stock subject to redemption	$—	$104,292,600
Accretion of Class A common stock subject to possible redemption	$1,548,900	$—
Deferred underwriting commissions payable charged to additional paid-in-capital	$—	$3,614,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

Note 1—Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On June 2, 2022, the Company closed and offering to private investors which included issuance of 1,548,900 Private Warrants at a price of $1.00 per warrant. Proceeds of the offering were deposited in the Company’s Trust account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from June 2, 2022, to December 2, 2022 (the “Extension”). The Extension is permitted under the Company’s governing documents.

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and OceanTech Acquisitions I Sponsors, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Captura Biopharma, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Michael Geranen, as seller representative (“Geranen”). Pursuant to the Merger Agreement, upon the Closing of the Business Combination, we will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; and (j) the receipt of certain closing deliverables.

The Merger Agreement and agreements related thereto are further described in the Form 8-K, filed by us on August 10, 2022

Liquidity and Going Concern

At June 30, 2022, we had cash of $151,737 and a working capital deficit of $647,793.

The Company’s liquidity needs up to June 30, 2022  were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $263,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, December 2, 2022 or twelve months from the date of issuance of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2022 and December 31, 2021.

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

Upon closing of offering of the Private warrants on June 2, 2022 (as described above) additional $1.5 million (or $0.15 per Class A share subject to redemption) were placed in the trust account to provide for the Extension as described above.

Offering Costs

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

In connection with the Extension payment on June 2, 2022, the Sponsor transferred $1.2M of previously issued Class B shares (the “Founder Shares”) to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three and six months ended June 30, 2022 and 14,994,800 shares for the three months ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021 of Class A common stock subject to possible redemption in the calculation of diluted income (loss) per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted income (loss) per common stock is calculated as follows:

				For the period
				from February
				3, 2021
	For the Three		For the Six	(inception)
	Months Ended June 30,		Months Ended	through
	2022	2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$(2,566,418)	$(411,068)	$964,563	$(342,814)
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	10,326,000	3,064,022	10,326,000	2,089,985
Basic and Diluted net income (loss) per share, redeemable Class A common stock	$(0.25)	$(0.13)	$0.09	$(0.16)

Non-redeemable common stock
Numerator:
Net income (loss) allocable to non-redeemable common stock	$(667,269)	$(340,307)	$250,786	$(414,365)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,539,587	2,684,760	2,526,197
Basic and diluted net income (loss) per share, common stock	$(0.25)	$(0.13)	$0.09	$(0.16)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, warrant issuance costs, and the valuation allowance on the deferred tax assets

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of June 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

	June 30, 2022	December 31, 2021
As of beginning of the period	$104,292,600	$—
Gross Proceeds	—	103,260,000
Less:
Proceeds allocated to public warrants	—	(9,190,140)
Issuance costs related to Class A common stock subject to possible redemption	—	(6,791,909)
Plus:
Accretion of carrying value to redemption value	1,548,900	17,014,649
Contingently redeemable Class A common stock subject to possible redemption	$105,841,500	$104,292,600

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

On June 2, 2022, the Company closed an offering to private investors which included issuance of 1,548,900 Private Warrants at a price of $1.00 per warrant.

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

Concurrently with the issuance of Private Warrants on June 2, 2022, the Sponsor committed to transfer 1,200,000 of Class B shares previously issued and outstanding as additional incentive to participants in the Extension Offering. The Company accounted for the Sponsor shares transferred to the participants in the Extension Offering at Fair Value as a charge directly to stockholder’s equity. The Company estimated the fair value of these shares to be $3,600,000 or $3 per share.

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

Promissory Note—Related Party

On February 14, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Sponsor has not demanded payment of the note through the date of this filing. As of June 30, 2022 and December 31, 2021, $263,039 and $163,039 were outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to  $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of June 30, 2022 and December 31, 2021, the Company owed $122,667 and $62,667 under the administrative support agreement, respectively. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in administrative support fees, respectively, and none for the three months ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021.

Note 6 —Derivative Warrant Liabilities

As of both June 30, 2022, and December 31, 2021, there were 10,326,000 public warrants outstanding. As of June 30, 2022, and December 31, 2021 there were 6,217,700 and 4,668,800 Private Placement Warrants outstanding, respectively.

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

Private Placement Warrants

The Private Placement Warrants and the underlying securities are identical to the public warrants sold as part of the Units in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Note 7 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$105,839,024	$105,839,024	$—	$—
	$105,839,024	$105,839,024	$—	$—
Liabilities:
Warrant Liability- public	$1,032,600	$1,032,600	$—	$—
Warrant Liability- private	$808,300	$—	$—	$808,300
Total Warrant Liability	$1,840,900	$1,032,600	$—	$808,300

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,295,948	$104,295,948	$—	$—
	$104,295,948	$104,295,948	$—	$—
Liabilities:
Warrant Liability- public	$4,749,960	$4,749,960	$—	$—
Warrant Liability- private	2,348,406	—	—	2,348,406
Total Warrant Liability	$7,098,366	$4,749,960	$—	$2,348,406

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

At June 30, 2022 and December 31, 2021, the Company’s Warrant liability was valued at $1,840,900 and $7,098,366, respectively.Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

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

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2021	$4,749,960	$2,348,406	$7,098,366
Change in Fair Value	(3,304,320)	(1,550,042)	(4,854,362)
Warrant liabilities at March 31, 2022	1,445,640	798,364	2,244,004
Issuance of Private warrants as part on June 2, 2022	—	232,335	232,335
Change in Fair Value	(413,040)	(222,399)	(635,439)
Warrant liabilities at June 30, 2022	$1,032,600	$808,300	$1,840,900

The Company utilized a binomial Monte-Carlo simulation to estimate the fair value of the public warrants at each reporting period for its warrants that are not actively traded.  Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The key inputs into the modified Black-Scholes model were as follows:

	June 2, 2022	June 30, 2022	December 31, 2021
Risk-free interest rate	2.89%	2.97%	1.29%
Expected term (years)	5.50	5.42	5.42
Expected volatility	3.8%	2.8%	11.0%
Stock price	$10.08	10.08	$9.98
Strike price	$11.50	11.50	$11.50
Dividend yield	0%	0%	0%
Probability of business combination	30%	30%	70%

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a Business Combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such Business Combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying balance sheets and in formation and operating costs for the period from February 3, 2021 through December 31, 2021 on the accompanying statements of operations.

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 103,260 shares of Class A common stock issued or outstanding, excluding 10,326,000 shares of Class A common stock subject to possible redemption classified as temporary equity.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. At June 30, 2022 and December 31, 2021, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

As described above, on August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation, and OceanTech Acquisitions I Sponsors, LLC, the Company’s sponsor, entered into a definitive Agreement and Plan of Merger with Captura Biopharma, Inc., a Delaware corporation (and Michael Geranen, as seller representative. Pursuant to the Merger Agreement, upon the closing of the Business Combination, the Parties will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Our securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (the “SEC’s”) website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

If we are unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, or December 2, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 2, 2022 the Company caused to be deposited $1,548,900 into the Company’s Trust account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from June 2, 2022, to December 2, 2022 (the “Extension”). The Extension is permitted under the Company’s governing documents. We identify a significant risk of liquidation of us as of December 2, 2022, deadline as per our prospectus to consummate a Business Combination.

On August 10, 2022, we, Merger Sub, and our Sponsor entered into a Merger Agreement with the Target and Geranen. Pursuant to the Merger Agreement, upon the Closing of the Business Combination, we will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; and (j) the receipt of certain closing deliverables.

The Merger Agreement and agreements related thereto are further described in the Form 8-K, filed by us on August 10, 2022

Liquidity and Going Concern

At June 30, 2022, we had cash of $151,737 and a working capital deficit of $647,793.

Our liquidity needs up to June 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $263,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of June 30, 2022, we had cash in the Trust Account of $106 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. Our Sponsor, officers and directors may, but are not obligated to, loan our funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate, December 2, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net loss of $3,233,687, largely driven by decrease of warrant liability of $635,439 and interest income of $77,719 offset by $346,845 in formation and operating costs and $3,600,000 of Extension Offering costs allocated to warrants.

For the six months ended June 30, 2022, we had net income of $1,215,349, largely driven by decrease of warrant liability of $5,489,801 and interest income of $79,176 offset by $753,628 in formation and operating costs and $3,600,000 of Extension Offering costs allocated to warrants.

For the three months ended June 30, 2021, we had net loss of $751,375 from offering costs allocated to warrants of $690,542 and formation and operating costs of $60,833.

For the period from February 13, 2021 (inception) through June 30, 2021, we had net loss of $757,179 from offering costs allocated to warrants of $690,542 and formation and operating costs of $66,637.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $2,065,200 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), paid at the closing of the Initial Public Offering. $3,614,100 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

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

In connection with the Extension payment on June 2, 2022, the Sponsor transferred $1.2M of previously issued Class B shares (the “Founder Shares”) to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three and six months ended June 30, 2022 and 14,994,800 shares for the three months ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021 of Class A common stock subject to possible redemption in the calculation of diluted income (loss) per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 3, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, which caused the material weakness in our internal control over financial reporting regarding disclosures and complex financial instruments.

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

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Officer)