Form 10-Q
period 2022-09-30
OceanTech Acquisitions I Corp.
filed 2022-11-04
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, 10,429,260 shares Class A common stock, par value $0.0001 per share, and 2,581,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

		Page

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 (unaudited), for the Three Months Ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021 (unaudited)	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022 (unaudited), for the Three Months Ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021 (unaudited)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited) and for the period from February 3, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Control and Procedures	24
Item 6.	Exhibits	26
SIGNATURES		27

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS:
Cash	$28,840	$322,128
Prepaid expense	2,340	233,209
Total current assets	31,180	555,337
Investments held in Trust Account	106,129,643	104,295,948
TOTAL ASSETS	$106,160,823	$104,851,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$798,243	$308,796
Promissory note – related party	323,039	163,039
Due to related parties	152,667	62,667
Total current liabilities	1,273,949	534,502
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	1,532,455	7,098,366
Total Liabilities	8,420,504	13,246,968

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 10,326,000 shares (at redemption value)	105,946,725	104,292,600
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 (excluding 10,326,000 shares subject to possible redemption) shares issued and outstanding at September 30, 2022 and December 31, 2021	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	259	259
Additional paid-in capital	3,367,665	—
Accumulated deficit	(11,574,340)	(12,688,552)
Total Stockholders’ Deficit	(8,206,406)	(12,688,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,160,823	$104,851,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the
				period from
				February 3,
			For the Nine	2021
			Months	(inception)
	For the Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
General and administrative expenses	$658,976	$339,430	$1,412,604	$406,067
Loss from operations	(658,976)	(339,430)	(1,412,604)	(406,067)
Other income
Offering costs allocated to warrants	—	—	(3,600,000)	(690,542)
Interest income	354,619	1,303	433,795	1,303
Change in fair value of warrants	308,445	6,775,674	5,798,246	6,775,674
Total other income	663,064	6,776,977	2,632,041	6,086,435
Net income	$4,088	$6,437,547	$1,219,437	$5,680,368

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	10,326,000	10,326,000	10,326,000	10,285,587
Basic and diluted net income per common stock, Class A subject to possible redemption	$0.00	$0.49	$0.09	$0.44
Weighted average shares outstanding of Non-redeemable common stock, basic and diluted	2,684,760	2,684,760	2,684,760	2,586,494
Basic and diluted net income per Non-redeemable common stock	$0.00	$0.49	$0.09	$0.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Net income	—	—	—	—	—	4,449,036	4,449,036
Balance as of March 31, 2022	103,260	$10	2,581,500	$259	$—	$(8,239,516)	$(8,239,247)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	1,316,565	—	1,316,565
Fair value of Sponsor Shares transferred to extension investors	—	—	—	—	3,600,000		3,600,000
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,548,900)	—	(1,548,900)
Net income	—	—	—	—	—	(3,233,687)	(3,233,687)
Balance as of June 30, 2022	103,260	$10	2,581,500	$259	$3,367,665	$(11,473,203)	$(8,105,269)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(105,225)	(105,225)
Net income	—	—	—	—	—	4,088	4,088
Balance as of September 30, 2022	103,260	$10	2,581,500	$259	$3,367,665	$(11,574,340)	$(8,206,406)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FEBRUARY 3, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 3, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(5,804)	(5,804)
Balance as of March 31, 2021	—	$—	2,875,000	$288	$24,712	$(5,804)	$19,196
Sale of Units through initial public offering, including representative shares, net of offering costs and initial fair value of public warrants	10,429,260	1,043	—	—	88,310,540	—	88,311,583
Subsequent measurement of Class A common stock subject to redemption under ASC 480-10-S99	(10,326,000)	(1,033)	—	—	(88,736,798)	(15,554,769)	(104,292,600)
Proceeds in excess of fair value of private placement warrants	—	—	—	—	401,517	—	401,517
Forfeiture of founder shares	—	—	(293,500)	(29)	29	—	—
Net loss	—	—	—	—	—	(751,375)	(751,375)
Balance as of June 30, 2021	103,260	$10	2,581,500	$259	$—	$(16,311,948)	$(16,311,679)
Net income	—	—	—	—	—	6,437,547	6,437,547
Balance as of September 30, 2021	103,260	$10	2,581,500	$259	$—	$(9,874,401)	(9,874,132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period
	For the Nine	from February 3,
	Months	2021 (inception)
	Ended	through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$1,219,437	$5,680,368
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor	—	5,564
Offering costs allocated to warrants	3,600,000	690,542
Interest earned on investments in trust	(433,795)	(1,303)
Change in fair value of warrants	(5,798,246)	(6,775,674)
Changes in operating assets and liabilities:
Due from Sponsor	—	(9,000)
Prepaid assets	230,869	(491,863)
Accounts payable and accrued costs	489,447	278,985
Due to related party	90,000	41,667
Net cash used in operating activities	(602,288)	(580,714)

Cash Flows from Investing Activities:
Investment of cash in trust account	(1,548,900)	(104,292,600)
Cash withdrawn from trust account for taxes	149,000	—
Net cash used in investing activities	(1,399,900)	(104,292,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	—	100,909,536
Proceeds from private placement	—	4,668,800
Proceeds from extension offering	1,548,900	—
Proceeds from the issuance of founders’ shares	—	25,000
Proceeds from issuance of promissory note to related party	160,000	124,975
Payment of deferred offering costs	—	(484,254)
Net cash provided by financing activities	1,708,900	105,244,057

Net Change in Cash	(293,288)	370,743
Cash - Beginning	322,128	—
Cash - Ending	$28,840	$370,743

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Sponsor under the promissory note	$—	$32,500
Initial value of Class A common stock subject to redemption	$—	$104,292,600
Deferred underwriting commissions payable charged to additional paid-in-capital	$—	$3,614,100
Initial classification of warrant liability	$—	$13,457,424
Fair value of Sponsor Shares transferred to extension investors	$1,548,900	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Note 1—Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and OceanTech Acquisitions I Sponsors, LLC, the Company’s sponsor (the “Sponsor”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Captura Biopharma, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Michael Geranen, as seller representative (“Geranen”). Pursuant to the Merger Agreement, upon the Closing of the Business Combination, we would effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate the Business Combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; and (j) the receipt of certain closing deliverables.

On October 13, 2022, the Company and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Liquidity and Going Concern

At September 30, 2022, we had cash of $28,840 and a working capital deficit of $1,242,769.

The Company’s liquidity needs up to September 30, 2022  were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $263,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until December 2, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2022. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2022 and December 31, 2021.

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

Upon closing of the offering of the Private warrants on June 2, 2022 (as described above) an additional $1.5 million (or $0.15 per Class A share subject to redemption) was placed in the trust account to provide for the Extension as described above.

Offering Costs

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged to temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

In connection with the Extension payment on June 2, 2022, the Sponsor transferred 1,200,000 of previously issued Class B shares (the “Founder Shares”) to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three and nine months ended September 30, 2022 and 14,994,800 shares for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021 of Class A common stock subject to possible redemption in the calculation of diluted income (loss) per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted income (loss) per common stock is calculated as follows:

				For the period
				from February
				3, 2021
	For the Three		For the Nine	(inception)
	Months Ended September 30,		Months Ended	through
	2022	2021	September 30, 2022	September 30, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$3,244	$5,109,164	$967,807	$4,538,965
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	10,326,000	10,326,000	10,326,000	10,285,587
Basic and Diluted net income per share, redeemable Class A common stock	$0.00	$0.49	$0.09	$0.44

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable common stock	$844	$1,328,383	$251,630	$1,141,403
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760	2,684,760	2,586,494
Basic and diluted net income per share, common stock	$0.00	$0.49	$0.09	$0.44

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and for the three moths ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability, warrant issuance costs, and the valuation allowance on the deferred tax assets

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The

Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of September 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

	September 30, 2022	December 31, 2021
As of beginning of the period	$104,292,600	$—
Gross Proceeds	—	103,260,000
Less:
Proceeds allocated to public warrants	—	(9,190,140)
Issuance costs related to Class A common stock subject to possible redemption	—	(6,791,909)
Plus:
Accretion of carrying value to redemption value	1,654,125	17,014,649
Contingently redeemable Class A common stock subject to possible redemption	$105,946,725	$104,292,600

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Promissory Note—Related Party

On February 14, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Sponsor has not demanded payment of the note through the date of this filing. As of September 30, 2022 and December 31, 2021, $323,039 and $163,039 were outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to  $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of September 30, 2022 and December 31, 2021, the Company owed $152,667 and $62,667 under the administrative support agreement, respectively. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in administrative support fees, respectively, and $41,667 for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021.

Note 6 —Derivative Warrant Liabilities

As of both September 30, 2022, and December 31, 2021, there were 10,326,000 public warrants outstanding. As of September 30, 2022, and December 31, 2021 there were 6,217,700 and 4,668,800 Private Placement Warrants outstanding, respectively.

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

Note 7 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$106,129,643	$106,129,643	$—	$—
	$106,129,643	$106,129,643	$—	$—
Liabilities:
Warrant Liability- public	$929,340	$929,340	$—	$—
Warrant Liability- private	$603,115	$—	$—	$603,115
Total Warrant Liability	$1,532,455	$929,340	$—	$603,115

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,295,948	$104,295,948	$—	$—
	$104,295,948	$104,295,948	$—	$—
Liabilities:
Warrant Liability- public	$4,749,960	$4,749,960	$—	$—
Warrant Liability- private	2,348,406	—	—	2,348,406
Total Warrant Liability	$7,098,366	$4,749,960	$—	$2,348,406

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

At September 30, 2022 and December 31, 2021, the Company’s Warrant liability was valued at $1,532,455 and $7,098,366, respectively.Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2021	$4,749,960	$2,348,406	$7,098,366
Change in Fair Value	(3,304,320)	(1,550,042)	(4,854,362)
Warrant liabilities at March 31, 2022	1,445,640	798,364	2,244,004
Issuance of Private warrants as part on June 2, 2022	—	232,335	232,335
Change in Fair Value	(413,040)	(222,399)	(635,439)
Warrant liabilities at June 30, 2022	$1,032,600	$808,300	$1,840,900
Change in Fair Value	(103,260)	(205,184)	(308,445)
Warrant liabilities at September 30, 2022	$929,340	$603,117	$1,532,455

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

The key inputs into the modified Black-Scholes model were as follows:

	June 2, 2022	September 30, 2022	December 31, 2021
Risk-free interest rate	2.89%	3.97%	1.29%
Expected term (years)	5.50	5.17	5.42
Expected volatility	3.8%	4.3%	11.0%
Stock price	$10.08	10.18	$9.98
Strike price	$11.50	11.50	$11.50
Dividend yield	0%	0%	0%
Probability of business combination	30%	10.5%	70%

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

Merger Agreement

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

On October 13, 2022, the Company and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a Business Combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such Business Combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying balance sheets at September 30, 2022 and December 31, 2021.

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 103,260 shares of Class A common stock issued or outstanding, excluding 10,326,000 shares of Class A common stock subject to possible redemption classified as temporary equity.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. At September 30, 2022 and December 31, 2021, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Note 10 — Subsequent Events

On October 13, 2022, OceanTech and Captura entered into the Mutual Termination Agreement (the “Termination Agreement”) pursuant to which OceanTech and Captura mutually agreed to terminate the Business Combination Agreement pursuant to Section8.1(a) thereof. Except as otherwise set forth in the Business Combination Agreement, none of the contracting parties thereto have any further liability thereunder. Neither party will be required to pay the other a termination fee as a result of the mutual decision to enter into the Termination Agreement. The termination of the Business Combination Agreement also terminates and makes void the Voting and Support Agreements (as defined in the Business Combination Agreement) and the Purchaser Support Agreement (as defined in the Business Combination Agreement), each of which were executed concurrently with the Business Combination Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to OceanTech Acquisitions I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On August 10, 2022, we, Merger Sub, and our Sponsor entered into a Merger Agreement with the Target and Geranen. Pursuant to the Merger Agreement, upon the Closing of the Business Combination, we would effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively would be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate the Business Combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Target’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; and (j) the receipt of certain closing deliverables.

On October 13, 2022, the Company and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Liquidity and Going Concern

At September 30, 2022, we had cash of $28,840 and a working capital deficit of $1,242,769.

Our liquidity needs up to September 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $263,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of September 30, 2022, we had cash in the Trust Account of $106 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until December 2, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 2, 2022. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of $4,088, largely driven by change in fair value of warrant liability of $308,445 and interest income of $354,619 offset by $658,976 in formation and operating costs.

For the nine months ended September 30, 2022, we had net income of $1,219,437, largely driven by change in fair value of warrant liability of $5,798,246 and interest income of $433,795 offset by $1,412,604 in formation and operating costs and $3,600,000 of Extension Offering costs allocated to warrants.

For the three months ended September 30, 2021, we had net income of $6,437,547 from $1,303 in Interest income, $6,775,674 in Change in fair value of warrants, and 4$339,430 in formation and operating costs.

For the period from February 3, 2021 (inception) through September 30, 2021, we had net income of $5,680,368 from $6,775,674 in Change in fair value of warrants and $1,303 in Interest income, offset by $690,542 or offering costs allocated to warrants and $406,067 in formation and operating costs.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged to temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

In connection with the Extension payment on June 2, 2022, the Sponsor transferred 1,200,000 of previously issued Class B shares (the “Founder Shares”) to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three and nine months ended September 30, 2022 and 14,994,800 shares for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021 of Class A common stock subject to possible redemption in the calculation of diluted income (loss) per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 3, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, which caused the material weakness in our internal control over financial reporting regarding disclosures and complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited interim condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

It is noted that the non-cash adjustments to the condensed consolidated financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2022.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Joseph Adir
Name:	Joseph Adir
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles Baumgartner
Name:	Charles Baumgartner
Title:	Chief Financial Officer (Principal Financial Officer)