Form 10-K/A
period 2022-12-31
OceanTech Acquisitions I Corp.
filed 2023-03-31
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40450

OceanTech Acquisitions I Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2122558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Madison Avenue, 8th Floor – Suite 8133 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (929) 412-1272

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	OTECU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	OTEC	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A common stock for $11.50 per share	OTECW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $18.6 million.

As of March 30, 2023, 1,951,763 Class A common stock, par value $0.0001 per share, and 2,581,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this Form 10-K/A) amends the Annual Report on Form 10-K of OceanTech Acquisitions I Corp., a Delaware corporation (“OceanTech,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2022 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the Original Filing). We are filing this Form 10-K/A to provide the ages of Venkatesh Srinivasan (age 55) and Siva Saravanan (age 48), which were previously omitted from Item 10 of Part III of Form 10-K.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 30, 2023, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Suren Ajjarapu	52	Chief Executive Officer and Chairman
Francis Knuettel II	56	Chief Financial Officer
Michael Peterson	61	Director
Donald Fell	77	Director
Venkatesh Srinivasan	55	Director
Siva Saravanan	48	Director

Suren Ajjarapu, our Chief Executive Officer and Chairman since March 13, 2023, has served a director of the Company since 2021. He has also served as Chairman of the Board, Chief Executive Officer and Secretary of Trxade Group, Inc., (NASDAQ: MEDS) a Delaware corporation, and its predecessor company since July 2010. Beginning in 2021, Mr. Ajjarapu served as Chief Executive Officer and Chairman of Aesther Healthcare Acquisition Corp., a special purpose acquisition company that consummated a business combination in February 2023. Mr. Ajjarapu is currently serving as a director of the merged company, Ocean Biomedical Inc. (Nasdaq:OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). Since March 2018, Mr. Ajjarapu has served as Executive Chairman of the Board of Kano Energy Corp., a company involved in the development of renewable natural gas sites in the United States. Mr. Ajjarapu was a Founder and served as Chief Executive Officer and Chairman of the Board of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest of the United States, from March 2009 to December 2012. Mr. Ajjarapu was also a Founder, President and Director of Aemetis, Inc., a biofuels company (NASDAQ: AMTX), and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from January 2006 to March 2009. Mr. Ajjarapu was Co-Founder, Chief Operations Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India. Mr. Ajjarapu graduated from South Dakota State University with a M.S. in Environmental Engineering, and from the University of South Florida with an M.B.A., specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Francis Knuettel II, our Chief Financial Officer, has over 25 years of management experience in venture and private-equity backed public companies, and has advised public and private companies on financial management and controls, mergers and acquisitions, capital markets transactions and operating and financial restructurings. Mr. Knuettel has also been serving as Chief Financial Officer of Chromocell Therapeutics Corp. since April 2022. Mr. Knuettel previously served as the Chief Executive Officer and director of Unrivaled Brands (OTCQX:UNRV), a vertically integrated company focused on the cannabis sector with operations in California and Nevada, from December 2020 to April 2022. Mr. Knuettel was formerly Director of Capital and Advisory at Viridian Capital Advisors, a position he held from June 2020 to January 2021, following the sale but prior to the close of the acquisition of One Cannabis Group, Inc. (“OCG”) by an OTCQX listed company. At OCG, Mr. Knuettel served from June 2019 to January 2021 as Chief Financial Officer of the company, a leading cannabis dispensary franchisor, with over thirty cannabis dispensaries across seven states. Prior to joining OCG, Mr. Knuettel was Chief Financial Officer at MJardin Group, Inc. (“MJardin”) (August 2018 to January 2019), a Denver-based cannabis cultivation and dispensary management company, where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed the merger with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Role (January 2019 to June 2019). In his role as CSO, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. From April to August 2018, Mr. Knuettel served as Chief Financial Officer of Aqua Metals, Inc. (NASDAQ:AQMS), an advanced materials firm that developed technology in battery recycling. Prior to that, from April 2014 to April, 2018, Mr. Knuettel served as Chief Financial Officer at Marathon Patent Group, Inc. (NASDAQ:MARA), a patent enforcement and licensing company. Before that, Mr. Knuettel held numerous CFO and CEO positions at early-stage companies where he had significant experience both building and restructuring businesses. Mr. Knuettel also holds numerous board positions, at both public and private companies, including 180 Life Sciences (Nasdaq:ATNF) (July 2021 to present), ECOM Medical, Murphy Canyon Acquisition Corp. (Nasdaq:MURF) (February 2022 to present) and Relativity Acquisition Corp. (RACY) (February 2022 to present). Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School at the University of Pennsylvania with an M.B.A. in Finance and Entrepreneurial Management.

Michael Peterson commenced serving as a director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) in December 2022. Mr. Peterson has been serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. since April 2022.  Beginning in September 2021, Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp., a special purpose acquisition company that consummated a business combination in February 2023. Mr. Peterson is currently serving as an independent director of the merged company, Ocean Biomedical Inc. (Nasdaq:OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public, since February 2021. Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, Inc. (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq:MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald Fell brings along a wealth of experience in the field of economics and business to the Company. Mr. Fell has served as an independent director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) since December 2022and TRxADE HEALTH, INC since January 2014, as well as a director of Trxade Nevada since December 2013. Mr. Fell also served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical Inc. (Nasdaq:OCEA)) from 2021 to February 2023. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado Springs. Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has overseen graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Venkatesh Srinivasan has served as an independent director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) since December 2022. He also serves as President of Micro Labs USA and previously served as President of Rising Pharma, USA and as President and CEO of Ascend Laboratories, USA where he grew the business, building a new team and strengthening processes and systems. In addition, Mr. Srinivasan served as a Director at Pfizer India. Mr. Srinivasan previously served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical Inc. (Nasdaq:OCEA)) from 2021 to February 2023.

Siva Saravanan has more than 20 years of experience steering digital strategies and technology solutions for businesses. Mr. Saravanan has served as an independent director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) since December 2022. Mr. Saravanan previously served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical Inc. (Nasdaq:OCEA)) from 2021 to February 2023. Additionally, Mr. Saravanan is the Chief Digital Officer at Wavestone US, helping Fortune 1000 business and technology leaders accelerate digital transformation. Prior to joining Wavestone US, Siva was Chief Information Officer and SVP of Business Operations at Reviver, an exciting IoT start-up that creates connected digital license plates to enable true autonomous driving. He designed customer digital experiences, unified commerce, supply chain, field service operations and the digital agenda for Reviver. Siva was also VP for IT Digital Transformation and Program Delivery at Aristocrat Technologies. While at Aristocrat Technologies, he led the transformation of business systems for a leading high-tech gaming manufacturer. Siva spent many years at Verifone as a Senior Director supporting technology operations in 40+ countries and also taking on delivery responsibilities. At VeriFone, he built a world-class global integrated supply chain network for agility and efficiency. Mr. Saravanan holds a M.S. in Systems Engineering from Tennessee State University and B.S in Mechanical Engineering from Annamalai University in Chidambaram, India. He is also on the Advisory Board of NishTech Inc., a digital commerce company and the Advisory Council of George Washington University School of Business Digital Program. Siva is a member of Forbes Technology Council contributing regularly.

Number and Terms of Office of Officers and Directors

We currently have four directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

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

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Michael Peterson, Donald Fell, Venkatesh Srinivasan, and Siva Saravanan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on May 28, 2021, we agreed to pay the Original Sponsor a total of $10,000 per month until March 13, 2023 and then to pay the New Sponsor from March 13, 2023 for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our New Sponsor, officers and directors, or any affiliate of our New Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our New Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Michael Peterson, Donald Fell, and Siva Saravanan serve as members of our audit committee, and Mr. Peterson chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Michael Peterson, Donald Fell, and Siva Saravanan meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Gordon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Donald Fell, Michael Peterson, and Siva Saravanan serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Donald Fell, Michael Peterson, and Siva Saravanan are independent and Mr. Fell will chair the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to the Original Sponsor of $10,000 per month until March 13, 2023 and then to the New Sponsor from March 13, 2023, by June 2, 2023, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Donald Fell, Michael Peterson, and Siva Saravanan. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by June 2, 2022 (or December 2, 2022 if we use our one time option to extend the period of time to consummate a business combination). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (except as described under the section of our prospectus titled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants” on Form S-1). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our New Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our New Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Our New Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our New Sponsor or an affiliate of our New Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

NAME OF INDIVIDUAL	NAME OF AFFILIATED COMPANY	AFFILIATION
Suren Ajjarpu	Trxade Group, Inc.	Chairman, Chief Executive Officer, and Secretary
	Aesther Healthcare Acquisition Corp.	Chairman and Chief Executive Officer
	Ocean Biomedical Inc.	Director
	Kano Energy Corp.	Executive Chairman
Francis Knuettel II	Chromocell Therapeutics Corp.	Chief Financial Officer
	180 Life Sciences	Board Member
	ECOM Medical	Board Member
	Murphy Canyon Acquisition Corp.	Board Member
	Relativity Acquisition Corp.	Board Member
Michael Peterson	Kernel Group Holdings, Inc.	Director
	Lafayette Energy Corp.	President, Chief Executive Officer, and Board Member
	Aesther Healthcare Acquisition Corp.	Board Member, Chair of Audit Committee, and Member of Compensation Committee and Nominating and Corporate Governance Committee
	Ocean Biomedical Inc.	Independent Director
	Trio Petroleum Corp.	Board Member and Chair of Audit Committee
	Indonesia Energy Corporation Limited	Director and Chair of Audit Committee
Donald Fell	Kernel Group Holdings, Inc.	Independent Director
	TRxADE HEALTH, INC.	Independent Director
	Trxade Nevada	Director
	Foundation for Teaching Economics	Professor and Institute Director
	University of Colorado, Colorado Springs	Adjunct Professor
Venkatesh Srinivasan	Kernel Group Holdings, Inc.	Independent Director
	Micro Labs USA	President
Siva Saravanan	Kernel Group Holdings, Inc.	Independent Director
	Waverstone US	Chief Digital Officer

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our New Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our New Sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

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

PART IV

Item 15.  Exhibits, Financial Statements, and Schedules.

(a) The following documents are filed as part of this form 10-K:

(1) Consolidated Financial Statements:

Page(s)
Report of Independent Registered Public Accounting Firm (Marcum, Hartford, CT PCAOB ID #688)	F-1
Consolidated Financial Statements
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders’ Deficit	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-22

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.   Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.
3.2	By Laws
4.1	Description of securities.
4.2	Warrant Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and the Company.
10.1	Investment Management Trust Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and the Company.
10.2	Registration Rights Agreement, dated May 27, 2021, by and among the Company and the Original Sponsor.
10.3	Letter Agreement, dated May 27, 2021, by and among the Company, its officers and directors and the Original Sponsor.
10.4	Private Placement Warrants Purchase Agreement, dated May 27, 2021, by and between the Company and the Original Sponsor.
10.5	Administrative Support Agreement, dated May 27, 2021, by and between the Company and the Original Sponsor.
10.6	Securities Subscription Agreement, dated February 14, 2021, between the Company and the Original Sponsor.
10.7	Form of Indemnity Agreement
14.1	Form of Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanTech Acquisitions I Corp.

Date: March 30, 2023	By:	/s/ Suren Ajjarapu
Name: Suren Ajjarapu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Suren Ajjarapu	Chief Executive Officer and Chairman	March 30, 2023
	Suren Ajjarapu	(principal executive officer)

By:	/s/ Francis Knuettel II	Chief Financial Officer	March 30, 2023
	Francis Knuettel II	(principal financial and accounting officer)

By:	/s/ Michael Peterson	Director	March 30, 2023
Michael Peterson

By:	/s/ Donald Fell	Director	March 30, 2023
Donald Fell

By:	/s/ Venkatesh Srinivasan	Director	March 30, 2023
Venkatesh Srinivasan

By:	/s/ Siva Saravanan	Director	March 30, 2023
Siva Saravanan

