Form 10-K
period 2022-12-31
OceanTech Acquisitions I Corp.
filed 2023-03-31
CIK 1846809

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

As of March 30, 1,951,763 Class A common stock, par value $0.0001 per share, and 2,581,500 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART I

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

Item 1.  BUSINESS

Formation. We are a blank check company incorporated in Delaware on February 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies. To date, our efforts have been limited to organizational activities, activities related to the IPO, and searching for a business combination target and conducting due diligence on potential acquisition targets.

Initial Public Offering. Our sponsor was OceanTech Acquisitions I Sponsors LLC (the “Original Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Units, resulting in incremental gross proceeds of approximately $3.3 million. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,571,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), of which 3,871,000 Private Placement Warrants were purchased by our Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim Group LLC (and/or its designees) (“Maxim”), each exercisable to purchase one share of Common Stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $4.6 million.

In connection with the partial exercise of the underwriter’s over-allotment option, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by our Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.1 million.

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

Extension of Deadline to Complete the Company’s Initial Business Combination Prior to Charter Amendment. On June 2, 2022, the Company extended the deadline to complete its initial business combination by six months from June 2, 2022 to December 2, 2022. The extension is permitted under the Company’s governing documents. In connection with the extension, the Company caused to be deposited into the Trust Account $1,548,900 for the extension.

Merger Agreement with Captura Biopharma, Inc. On August 10, 2022, the Company, the Original Sponsor, and OceanTech Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (“the Merger Agreement 1”) with Captura Biopharma, Inc., a Delaware corporation (“Captura”). Pursuant to the Merger Agreement 1, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the Merger Agreement 1, the Company, the Original Sponsor, Merger Sub, and Captura will effect the merger of Merger Sub with and into Captura, with Captura continuing as the surviving entity. In connection with entry into the Merger Agreement 1, (i) the Company and Captura entered into Voting Agreements (“the Voting Agreement”) with certain stockholders of Captura representing approximately 68% of the outstanding voting power of Captura’s equity securities (the “Captura Stockholders”) pursuant to which Captura Stockholders have agreed to vote their securities in favor of the approval of the Merger Agreement 1 and the business combination to occur, and (ii) the Company, the Original Sponsor, and Captura entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Original Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement 1 and the business combination and to take other customary actions to cause the business combination to occur.

Termination of Merger Agreement with Captura Biopharma, Inc. On October 13, 2022, the Company and Captura entered into Mutual Termination Agreement (the “Termination Agreement”) pursuant to which the Company and Captura mutually agreed to terminate the Merger Agreement 1. The termination of the Merger Agreement 1 also terminated and made void Voting Agreement and Sponsor Support Agreement, each of which were executed concurrently with the Merger Agreement 1.

Merger Agreement with Majic Wheels Corp. On November 15, 2022, the Company, Merger Sub, OceanTech merger Sub 2, LLC, a Wyoming limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub 2”) and the Original Sponsor entered into a definitive Agreement and Plan of Merger (the “Merger Agreement 2”) with Maji Wheels Corp., a Wyoming corporation (“Majic”). Pursuant to the Merger Agreement 2, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the Merger Agreement 2, the Company, Merger Sub, Merger Sub 2, the Original Sponsor, and Majic will (i) effect the merger of Merger Sub with and into Majic, with Majic continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, effect the merger of Majic, as the surviving entity of the First Merger with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity. In connection with entry into the Merger Agreement 2, (i) the Company and Majic entered into Voting Agreements (“the Voting Agreement 2”) with certain stockholders of Majic representing approximately 73% of the outstanding voting power of Majic’s equity securities (the “Majic Stockholders”) pursuant to which Majic Stockholders have agreed to vote their securities in favor of the approval of the Merger Agreement 2 and the business combination to occur, and (ii) the Company, the Original Sponsor, and Majic entered into a Purchaser Support Agreement (the “Purchaser Support Agreement”) pursuant to which the Original Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement 2 and the business combination and to take other customary actions to cause the business combination to occur.

Termination of Merger Agreement with Majic Wheels Corp. On February 3, 2023, the Company and Majic entered into Mutual Termination Agreement (the “Termination Agreement 2”) pursuant to which the Company and Majic mutually agreed to terminate the Merger Agreement 2. The termination of the Merger Agreement 2 also terminated and made void Voting Agreement 2 and Purchaser Support Agreement, each of which were executed concurrently with the Merger Agreement 2.

Charter Amendment. In a special meeting held on November 29, 2022, shareholders approved the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”), changing the structure and cost of our right to extend the date (the “Termination Date”) by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, shareholders further approved an amendment to the Company’s investment management trust agreement (the “Trust Agreement”) dated as of May 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period.

The Charter Amendment allows us to extend the Termination Date by up to six (6) one-month extensions to June 2, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each 1-month extension, our sponsor or any of their affiliates or designees must deposit into our Trust Account $125,000 for each such one-month extension until June 2, 2023 and the procedure relating to any such extension, as set forth in the Trust Agreement, must be complied with. In connection with the approval of the Charter Amendment on November 29, 2022, holders of 8,477,497 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.32 per share, for an aggregate of approximately $87.54 million, leaving 1,848,503 of our public shares outstanding after the November 29, 2022 shareholders meeting.

Extension of Deadline to Complete the Company’s Initial Business Combination. As of the date of this Annual Report, the Company has exercised its right to extend the deadline to complete its initial business combination four times by depositing or causing to be deposited into the Trust Account $125,000 for each of the four extensions.

On December 1, 2022, the Company caused to be deposited $125,000 into or Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2022 to January 2, 2023.

On December 30, 2022, the Company caused to be deposited $125,000 into our Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2022, to February 2, 2023.

On February 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2022, to March 2, 2023.

On March 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2022, to April 2, 2023.

The current deadline is April 2, 2023. The Company has two remaining 1-month extensions under the Charter Amendment.

Sponsor Purchase Agreement. On March 13, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Original Sponsor and Aspire Acquisition LLC (the “New Sponsor”) pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 2,581,500 shares of Class B common stock of the Company (the “Class B Common Stock”), par value $0.0001 per share and 5,869,800 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time the Company effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination.

Upon the closing of the business combination, the New Sponsor shall also convey (i) 250,000 shares of Class B Common Stock to the equity holders of the Original Sponsor as of March 13, 2023 (the “Original Sponsor Equity holders”), pro rata based on the Original Sponsor Equity holders’ underlying interest in the Company’s Class B Common Stock and (ii) 250,000 Private Placement Warrants to the Original Sponsor Equity holders, pro rata based on the Original Sponsor Equity holders’ underlying interest the Company’s Private Placement Warrants as of March 13, 2023. Upon the closing of the Purchase Agreement, the New Sponsor will (i) reimburse Joseph Adir, the former Chief Executive Officer of the Company, in the amount of $25,000, and (ii) pay directly to Charles Baumgartner, the former Chief Financial Officer of the Company, $5,000 per month during the transition period of three months following the appointment of new officers and board of directors.

In addition to the payment of the Purchase Price, the New Sponsor also assumed the following obligations: (i) responsibility for all of Company’s public company reporting obligations; and (ii) all other obligations of the Original Sponsor related to the Company. Pursuant to the Purchase Agreement, the New Sponsor has replaced the Company’s current directors and officers with directors and officers of the Company selected in the New Sponsor’s sole discretion.

Compliance with Nasdaq’s minimum Market Value of Listed Securities. On January 24, 2023, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq”) stating that the Company’s Market Value of Listed Securities (the “MVLS”) for the last 30 consecutive business days (from November 29, 2022 to January 23, 2023) was below the required minimum of $35 million for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days (or until July 24, 2023) to regain compliance. The Notification Letter states that Nasdaq will close the matter and provide written confirmation that the Company has achieved compliance with rule 5550(b)(2) if at any time before July 24, 2023, the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days. The Company’s business operations are not affected by the receipt of the Notification Letter and the Company fully intends to regain compliance with Nasdaq listing rules. The Company will monitor its Nasdaq listing between now and July 24, 2023, and to evaluate its available options to regain compliance with Nasdaq’s minimum MVLS rule within the compliance period.

Our Business Strategy & Competitive Strengths

We intend to focus our search for an initial business combination on private companies that have either positive operating cash flow or compelling unit economics combined with a clear path to positive operating cash flow, tangible or intangible assets with significant barriers to entry, and experienced incentivized management teams. Our selection process is expected to leverage a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Unique Pipeline of Acquisition Opportunities. We believe the combination of our Chief Executive Officer Suren Ajjarapu’s broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms will enable us to identify and evaluate compelling target businesses.

●	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will be Well-Received by the Public Markets. We believe that our management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.
●	Providing an Alternative Path to Becoming Public. We believe our structure makes us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to public investors.
●	Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of $13.8 million available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Business Strategy and Target Industries

While we initially sought to pursue a target in the leisure marine, yachting and superyachting industries, our Board of Directors has determined that we should broaden our search to additional industries in order to complete a business combination and maximize profit to shareholders. We will seek to enter into a business combination with a business that is well positioned to leverage the industry expertise, insights and relationships of the New Sponsor, our board of directors and advisory board, and to create significant opportunities for value creation and improved financial performance.

While we may acquire a business in any industry, our focus will be on industries in Europe, the United States and other developed countries. We believe this focus is attractive for a number of reasons:

●	Broad Universe of Potential Targets. We intend to focus our investment effort broadly across multiple industries. We believe that our investment and operating expertise across multiple industry verticals will give us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated subsectors maximizes that likelihood that our management team will be able to identify and execute an attractive transaction.
●	Strong Access to Transformative Technology. When the COVID-19 storm passes, we believe a new generation of innovators is set to play a critical role in repairing the damage. Using the growing repertoire of emerging technologies, we believe tomorrow’s innovators are poised to digitize, refresh and revolutionize the economy.

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

We will have until June 2, 2023 to consummate an initial business combination in accordance with the Charter Amendment. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our New Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our New Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

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

Financial Position

As of December 31, 2022, we had funds available for an initial business combination in the amount of approximately $13.8 million assuming no redemptions and after payment of $5.6 million of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination. With these funds we can offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our offering and the sale of the Private Placement Warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Initial Public Offering prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our New Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our New Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our New Sponsor or any of our existing officers or directors, or any entity with which our New Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our New Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. Commencing on May 28, 2021, we agreed to pay the Original Sponsor a total of $10,000 per month until March 13, 2023 and then to pay the New Sponsor from March 13, 2023 for office space, utilities and secretarial and administrative support and to reimburse the New Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our New Sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our New Sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our New Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our New Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

Our New Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our New Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our New Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our New Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our New Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our New Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of February 28, 2023, after redemptions of our public shares in connection with Charter Amendment on November 29, 2022, the amount in the Trust Account was approximately $19.1 million or approximately $10.32 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our New Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Upon the public announcement of our initial business combination, we or our New Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our New Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our New Sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. The New Sponsor beneficially owns and is entitled to vote an aggregate of 2,581,500 shares or approximately 58.3% of the outstanding Company Common Stock. As a result, the Company does not need any public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our New Sponsor, officers, directors and their affiliates do not purchase any units after our offering) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until June 2, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

In a special meeting held on November 29, 2022, shareholders approved the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”), changing the structure and cost of our right to extend the date (the “Termination Date”) by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, shareholders further approved an amendment to the Company’s investment management trust agreement (the “Trust Agreement”) dated as of May 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period.

The Charter Amendment allows us to extend the Termination Date by up to six (6) one-month extensions to June 2, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each 1-month extension, our sponsor or any of their affiliates or designees must deposit into our Trust Account $125,000 for each such one-month extension until June 2, 2023 and the procedure relating to any such extension, as set forth in the Trust Agreement, must be complied with. In connection with the approval of the Charter Amendment on November 29, 2022, holders of 8,477,497 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.32 per share, for an aggregate of approximately $87.54 million, leaving 1,848,503 of our public shares outstanding, and the balance in Trust Account of $19.1 million after the November 29, 2022 shareholders meeting.

Our New Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by June 2, 2023 from the closing of our Initial Public Offering. However, if our New Sponsor, officers or directors acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by June 2, 2023.

Our New Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, Nelson Mullins Riley & Scarborough, LLP, our principal legal counsel, and the underwriters of the offering, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our New Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our New Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our New Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor has no material assets. Therefore, we cannot assure you that our New Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our New Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our New Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our New Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our New Sponsor to reserve for such indemnification obligations and we cannot assure you that our New Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our New Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $500,000 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,071,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,071,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 2, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 2, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our New Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our New Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 2, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s tendering of its shares to us for redemption for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Facilities

Our executive offices are located at 515 Madison Avenue, 8th Floor, Suite 8133, New York, NY 10022, and our telephone number is (929) 412-1272. Our executive offices are provided to us by an affiliate of our New Sponsor at no cost to us. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our internet address is https://oceantechspac.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information 17 statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A.  RISK FACTORS

SUMMARY RISK FACTORS

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our Common Stock, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth below. Such risks include, but are not limited to:

●	We are a blank check company incorporated in Delaware on February 3, 2021 with a limited operating history and no revenues, and you have limited on which to evaluate are ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek stockholder approval of our initial business combination, our New Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Common Stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our New Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.
●	We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
●	The banking crisis could make it more difficult to raise capital in connection with the closing of any initial business combination.

Risks Relating to Searching for and Consummating a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $35,806 in cash and working capital deficit of $2,209,084. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on our financial position, results its operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

We are a blank check company with limited operating results, and we will not commence operations until obtaining funding through our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Pursuant to the letter agreement, our New Sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the offering (including in open market and privately negotiated transactions), in favor of our initial business combination. The New Sponsor beneficially owns and is entitled to vote an aggregate of 2,581,500 shares or approximately 58.3% of the outstanding Company Common Stock. As a result, the Company does not need any public shares (assuming all outstanding shares are voted and our New Sponsor, officers, directors and their affiliates do not purchase any Units after our Initial Public Offering) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock immediately following the completion of the offering (not including the shares of Common Stock issuable to Maxim). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

We have a total of up to 18 months from the closing of our Initial Public Offering to consummate a business combination without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

In a special meeting held on November 29, 2022, shareholders approved the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”), changing the structure and cost of our right to extend the date (the “Termination Date”) by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, shareholders further approved an amendment to the Company’s investment management trust agreement (the “Trust Agreement”) dated as of May 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 2, 2023 from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by June 2, 2023 from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our New Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our New Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our New Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 2, 2023 from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate by June 2, 2023 to consummate a business combination, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate by June 2, 2023 to consummate a business combination, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate by June 2, 2023 to consummate a business combination; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our New Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, only approximately $500,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,071,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,071,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our New Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our New Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our New Sponsor or an affiliate of our New Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, Nelson Mullins Riley & Scarborough, LLP, our principal legal counsel, and the underwriters of the Initial Public Offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our New Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our New Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our New Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our New Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our New Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our New Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our New Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our New Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our New Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.10 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 to consummate a business combination from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by June 2, 2023 to consummate a business combination from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2023 to consummate a business combination from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or up to the 18th month if we extend the period of time to consummate a business combination) from the closing of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2023 to consummate a business combination from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, $19.4 million will be available to complete our initial business combination and pay related fees and expenses (which includes up to $5.6 million for the payment of deferred underwriting commissions), assuming no redemptions of our Common Stock.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our New Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 to consummate a business combination from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our New Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our New Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our New Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own shares representing 57.0% of our issued and outstanding shares of common stock (not including the shares of Common Stock underlying the Private Placement Warrants). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Common Stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into two classes, each of which serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the New Sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Common Stock and make it more difficult to effectuate our initial business combination.

Our New Sponsor currently owns an aggregate of 2,581,500 founder shares. The founder shares are convertible into shares of Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our New Sponsor or its affiliates, or any of our officers or directors, makes any working capital loans, up to $1,500,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

The Private Placement Warrants are identical to the warrants sold as part of the Units in our Initial Public Offering except that, so long as they are held by our New Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our New Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Common Stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2023 from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

The nominal purchase price paid by the New Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

As of December 31, 2022 we had 1,848,503 shares subject to redemption outstanding with implied redemption value of $10.51, based on the amount in Trust Account. However, prior to our Initial Public Offering, the Original Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.009 per share. On March 13, 2023, the New Sponsor purchased from the Original Sponsor 2,581,500 founder shares for an aggregate purchase price of $1.00. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $13,815,339, which is the amount we would have for our initial business combination in the Trust Account after payment of $5,614,100 of deferred underwriting commissions and other amounts due to the underwriters, assuming no further interest is earned on the funds held in the Trust Account, and no further public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $3.05 per share upon consummation of our initial business combination, which would be a 71.00% decrease as compared to the initial implied value per public share of $10.51 (the price per unit in our Initial Public Offering, assuming no value to the public warrants).

Public shares	1,848,503
Founder shares	2,581,500
Representative’s Common Stock	103,260

Total shares	4,533,263
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$13,815,339
Initial implied value per public share	$10.51
Implied value per share upon consummation of initial business combination	$3.05

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Upon the closing of our Initial Public Offering, the Original Sponsor invested in us an aggregate of $4,693,800, comprised of the $25,000 purchase price for the founder shares and the $4,668,800 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,581,500 founder shares would have an aggregate implied value of $25,815,000. Even if the trading price of our common stock was as low as $1.82 per share, and the Private Placement Warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our New Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our New Sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our New Sponsor, officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 2, 2023. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our New Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our New Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our New Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our New Sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our New Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our New Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 14, 2021, the Original Sponsor purchased an aggregate of 2,581,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering (not including the shares of Common Stock issuable to Maxim, or the common stock underlying the Private Placement Warrants, or the warrants issuable upon conversion of working capital loans). On March 13, 2023, the New Sponsor purchased from the Original Sponsor 2,581,500 founder shares for an aggregate purchase price of $1.00. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Original Sponsor, and Maxim and/or its designees purchased an aggregate of 4,571,000 Private Placement Warrants at a price of $1.00 per private warrant, for an aggregate purchase price of $4,571,000, of which 3,871,000 Private Placement Warrants were purchased by our Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim and/or its designees. In connection with the partial exercise of the underwriter’s over-allotment option, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by our Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, at a price of $1.00 per Private Placement Warrant. On March 13, 2023, the New Sponsor also purchased 5,869,880 Private Placement Warrants from the Old Sponsor. The Private Placement Warrants will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer. In addition, we may obtain loans from our New Sponsor, affiliates of our New Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for our completion of an initial business combination nears.

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

Stockholders

As of March 30, 2023, we had 1,951,763 outstanding shares of Class A common stock, 2,581,500 outstanding shares of Class B common stock, approximately three holders of record of our Class A common stock and one holder of record of our Class B common stock.

Unregistered Sales of Securities

On February 14, 2021, the Original Sponsor purchased 2,875,000 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. Our Original Sponsor agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option, and 293,500 shares of Class B common stock were subsequently forfeited.

On June 2, 2021, the Original Sponsor purchased 3,871,000 Private Placement Warrants and Maxim purchased 700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4.6 million. In connection with the partial exercise of the underwriter’s over-allotment option on June 17, 2021, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by the Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, generating additional gross proceeds of $0.1 million.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2022.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to OceanTech Acquisitions I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on February 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies.

Our Original Sponsor was OceanTech Acquisitions I Corp., a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Units, resulting in incremental gross proceeds of approximately $3.3 million. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,571,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), of which 3,871,000 Private Placement Warrants were purchased by our Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim Group LLC (and/or its designees) (“Maxim”), each exercisable to purchase one share of Common Stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $4.6 million.

In connection with the partial exercise of the underwriter’s over-allotment option, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by our Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.1 million.

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

If we are unable to complete an initial business combination until June 2, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On August 10, 2022, we, Merger Sub, and our Original Sponsor entered into a Merger Agreement with the Target and Geranen. Pursuant to the Merger Agreement, upon the Closing of the business combination, we would effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively would be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

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

On October 13, 2022, parties to the Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

On November 15, 2022, we, Merger Sub, and our Original Sponsor entered into a Merger Agreement with a second target (the “Second Target”) and Merger Sub 2. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the business combination, we would effect the merger of Merger Sub 1 with and into the Second Target, with the Second Target continuing as the surviving entity and a wholly-owned subsidiary OceanTech (the “First Merger”), and immediately following the First Merger, effect the merger of the Second Target, as the surviving entity of the First Merger, with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). As a result of the Mergers, all of the issued and outstanding capital stock of the Second Target would be exchanged for shares of Class A Common Stock of the Company upon the terms set forth as follows: the Second Target’s shareholders collectively would be entitled to receive from the Company, in the aggregate, (a) twenty million (20,000,000) shares of Company Class A Common Stock, (the “Closing Merger Consideration”), subject to certain adjustments in the event that, during the period after signing before the Closing, the Second Target issued equity or other securities for interim financing purposes (the “Interim Financing); and (b) subject to certain adjustments, terms and conditions set forth in the Merger Agreement, for the Second Target’s stockholders other than the holders of the Interim Financing shares, up to twenty million (20,000,000) shares of the Company Class A Common Stock (“Stockholder Earnout Merger Consideration”). In addition, subject to certain adjustments, terms and conditions set forth in the Merger Agreement, (1) after Closing, certain management members of the Second Target (the “Management Earnout Recipients”) would be entitled to receive from the Company sixteen million (16,000,000) shares of the Company Class A Common Stock, subject to the addition of bonus shares if the financial metrics of the post-Merger company exceed such financial target by 20% (the “Management Earnout Merger Consideration”); and (2) after Closing, the Original Sponsor would be entitled to four million (4,000,000) shares of the Company Class A Common Stock (the “Sponsor Earnout Merger Consideration” and together with the Stockholder Earnout Merger Consideration and the Management

Earnout Merger Consideration, the “Earnout Consideration”). The Earnout Consideration was subject to certain proration and catch-up earnout provisions.

The obligations of the parties to consummate the business combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the business combination; (d) the approval by the Second Target’s stockholders of the business combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to the Second Target since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; (j) the shares of Company Class A Common Stock issued as merger consideration being approved for listing on Nasdaq; the receipt of certain closing deliverables; (k) evidence that the Second Target has terminated, extinguished and cancelled in fully any outstanding Second Target’s convertible securities or commitments; and (l) the Company having cash and cash equivalents, after giving effect to any stockholder redemptions, proceeds from any PIPE investment, and net of the Company’s expenses, of at least $50,000,000.

On February 3, 2023, parties to the Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement. On November 29, 2022, we held a Special Meeting of Stockholders. At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from December 2, 2022 to June 2, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.067 per share for each public share or $125,000, prior to the commencement of each extension period. In connection with the extension stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,322 (approximately $10.32 per share) was removed from the Trust Account to pay such holders, leaving $19,088,228 post redemption.

On December 1, 2022, the Company caused to be deposited $125,000 into or Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2022 to January 2, 2023.

On December 30, 2022, the Company caused to be deposited $125,000 into our Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2022, to February 2, 2023.

On February 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2022, to March 2, 2023.

On March 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2022, to April 2, 2023.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of $1,964,948, largely driven by change in fair value of warrant liabilities of $6,668,954 and interest on investments in trust of $1,251,889 offset by $2,355,895 in general and administrative expenses and $3,600,000 of extension offering costs allocated to warrants.

For the period from February 3, 2021 (inception) through December 31, 2021, we had net income of $2,866,217, largely driven by change in fair value of warrant liabilities of $6,359,028 and interest on investments in trust of $3,348 offset by $2,805,647 in general and administrative expenses and $690,542 of offering costs allocated to warrants.

Liquidity and Going Concern

At December 31, 2022, we had cash of $35,806 and a working capital deficit of $2,209,084.

Our liquidity needs up to December 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), a loan of $323,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of December 31, 2022, we had cash in the Trust Account of $19.4 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. We will need to raise additional capital through loans or additional investments from its New Sponsor, stockholders, officers, directors, or third parties. Our New Sponsor, officers and directors may, but are not obligated to, loan our funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until June 2, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 2, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement and Amendment.

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

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2022 and 2021.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged to temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

In connection with the Extension payment on June 2, 2022, the Original Sponsor transferred 1,200,000 of previously issued Class B shares (the “Founder Shares”) to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the year ended December 31, 2022 and 14,994,800 shares for the period from February 3, 2021 (inception) through December 31, 2021 of Class A common stock in the calculation of diluted income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for by this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting, accounting for complex financial instruments, and related party transactions.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over the financial reporting, accounting for complex financial instruments, and related party transactions.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, related party transactions and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps subsequent to the year ended December 31, 2022:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex and related party transactions.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

There have been no changes to our internal control over financial reporting during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Suren Ajjarapu	52	Chief Executive Officer and Chairman
Francis Knuettel II	56	Chief Financial Officer
Michael Peterson	61	Director
Donald Fell	77	Director
Venkatesh Srinivasan		Director
Siva Saravanan		Director

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our New Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our New Sponsor or an affiliate of our New Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Item 11.  EXECUTIVE COMPENSATION

Please see “Officer and Director Compensation” under Item 10 of this Annual Report on Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March [-], 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 1,848,503 shares of Class A Common Stock, $0.0001 par value per share outstanding as of November 29, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement rights or Private Placement Warrants as these warrants are not exercisable within 60 days of March 30, 2023.

	CLASS A ORDINARY SHARES		CLASS B ORDINARY SHARES		APPROXIMATE
	NUMBER OF	APPROXIMATE	NUMBER OF	APPROXIMATE	PERCENTAGE OF
	SHARES	PERCENTAGE OF	SHARES	PERCENTAGE OF	OUTSTANDING
NAME AND ADDRESS OF	BENEFICIALLY	OUTSTANDING	BENEFICIALLY	OUTSTANDING	ORDINARY
BENEFICIAL OWNER(1)	OWNED	COMMON STOCK	OWNED(2)	COMMON STOCK	SHARES
Aspire Acquisition LLC (3)	—	—	2,851,000	100%	60.7%
Suren Ajjarapu (3)	—	—	2,851,000	100%	60.7%
Francis Knuettel II	—	—	—	—	—
Michael Peterson	—	—	—	—	—
Donald Fell	—	—	—	—	—
Venkatesh Srinivasan	—	—	—	—	—
Siva Saravanan	—	—	—	—	—
All executive officers and directors as a group (6 individuals)	—	—	2,851,000	100%	60.7%
Owl Creek Asset Management, L.P. (4)	300,925	16.3%	—	—	6.4%
Glazer Capital, LLC (5)	150,000	8.1%	—	—	3.2%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o OceanTech Acquisitions I Corp., 515 Madison Avenue, 8th Floor, Suite 8133, New York, NY 10022.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock before the offering, and founder shares after the offering. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)

Represents shares held by OceanTech Acquisitions I Sponsors LLC, the Original Sponsor. Suren Ajjarapu is the managing member of our New Sponsor and may be deemed to have beneficial ownership of the common stock held directly by the Original Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

According to a Schedule 13G filed with the SEC on February 9, 2022, on behalf of Owl Creek Asset Management L.P. and Jeffrey A. Altman. The business address of this stockholder is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of Glazer Capital, LLC, and Paul J. Glazer. The business address of this stockholder is 250 West 55th Street, Suite 30A, New York, NY 10019.

The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer.

Our New Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

On February 14, 2021, the Original Sponsor purchased 2,875,000 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. Our New Sponsor agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option, and 293,500 shares of Class B common stock were subsequently forfeited.

On June 2, 2021, the Original Sponsor purchased 3,871,000 Private Placement Warrants and Maxim purchased 700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4.6 million. In connection with the partial exercise of the underwriter’s over-allotment option on June 17, 2021, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by the Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, generating additional gross proceeds of $0.1 million.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 14, 2021, the Original Sponsor purchased 2,875,000 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. Our New Sponsor agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining 1,174,000 Units of the over-allotment option, and 293,500 shares of Class B common stock were subsequently forfeited.

On June 2, 2021, the Original Sponsor purchased 3,871,000 Private Placement Warrants and Maxim purchased 700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4.6 million. In connection with the partial exercise of the underwriter’s over-allotment option on June 17, 2021, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by the Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, generating additional gross proceeds of $0.1 million.

Commencing on May 28, 2021, we agreed to pay the Original Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial business combination or liquidation of the Company. As of December 31, 2021, the Company incurred $71,667 in administrative support fees which remains outstanding and is included on the accompanying balance sheet as “due to related party”.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our New Sponsor, officers and directors, or any affiliate of our New Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our New Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

The Original Sponsor previously loaned us $154,039 for a portion of the expenses of our Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of our Initial Public Offering. The loan was repaid upon the closing of our Initial Public Offering.

In order to finance transaction costs in connection with an intended initial business combination, the New Sponsor, an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post business combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Original Sponsor. As of December 31, 2021, no such Working Capital Loans were outstanding.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our New Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $74,675 and for the period from February 3, 2021 (inception) through December 31, 2021, including services in connection with our Initial Public Offering totaled $93,009. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OceanTech Acquisitions I Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OceanTech Acquisitions I Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial consolidated statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period February 3, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by June 2, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 30, 2023

f-1

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS:
Cash	$35,806	$322,128
Prepaid expense	179	233,209
Total current assets	35,985	555,337
Investments held in Trust Account	19,429,439	104,295,948
TOTAL ASSETS	$19,465,424	$104,851,285

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$1,614,363	$308,796
Promissory note – related party	323,039	163,039
Due to related parties	307,667	62,667
Total current liabilities	2,245,069	534,502
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	661,747	7,098,366
Total Liabilities	8,520,916	13,246,968

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 1,848,503 and 10,326,000 shares (at redemption value) at December 31, 2022 and 2021, respectively	19,419,552	104,292,600

Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 (excluding 1,848,503 and 10,326,000 shares subject to possible redemption, respectively) shares issued and outstanding at December 31, 2022 and 2021	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding at December 31, 2022 and 2021	259	259
Additional paid-in capital	2,248,291	—
Accumulated deficit	(10,723,604)	(12,688,552)
Total Stockholders’ Deficit	(8,475,044)	(12,688,283)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$19,465,424	$104,851,285

The accompanying notes are an integral part of these consolidated financial statements.

f-2

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period from
	For the Year	February 3, 2021
	Ended	(inception) through
	December 31,	December 31,
	2022	2021
General and administrative expenses	$2,355,895	$2,805,647
Loss from operations	(2,355,895)	(2,805,647)
Other income
Offering costs allocated to warrants	(3,600,000)	(690,542)
Interest on investments in trust	1,251,889	3,348
Change in fair value of warrant liabilities	6,668,954	6,359,058
Total other income	4,320,843	5,671,864
Net income	$1,964,948	$2,866,217

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	9,582,767	10,326,000
Basic and diluted net income per common stock, Class A subject to possible redemption	$0.16	$0.22
Weighted average shares outstanding of Non-redeemable common stock, basic and diluted	2,684,760	2,613,724
Basic and diluted net income per Non-redeemable common stock	$0.16	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

f-3

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 3, 2021 (INCEPTION) THROUGH December 31, 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 3, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of non-redeemable representative shares	103,260	10	—	—	1,033,623	—	1,033,633
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,459,881)	(15,554,769)	(17,014,650)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	401,517	—	401,517
Forfeiture of founder shares	—	—	(293,500)	(29)	29	—	—
Net income	—	—	—	—	—	2,866,217	2,866,217
Balance as of December 31, 2021	103,260	10	2,581,500	259	—	(12,688,552)	(12,688,283)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(2,668,274)	—	(2,668,274)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	1,316,565	—	1,316,565
Fair value of Original Sponsor Shares transferred to extension investors	—	—	—	—	3,600,000	—	3,600,000
Net income	—	—	—	—	—	1,964,948	1,964,948
Balance as of December 31, 2022	103,260	$10	2,581,500	$259	$2,248,291	(10,723,604)	$(8,475,044)

The accompanying notes are an integral part of these consolidated financial statements.

f-4

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		from February 3,
	For the Year	2021 (inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,964,948	$2,866,217
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Original Sponsor	—	5,564
Offering costs allocated to warrants	3,600,000	690,542
Interest earned on investments in trust	(1,251,889)	(3,348)
Change in fair value of warrant liabilities	(6,668,954)	(6,359,058)
Changes in operating assets and liabilities:
Other long-term liabilities	—	2,000,000
Prepaid assets	233,030	(233,209)
Accounts payable and accrued costs	1,305,567	341,296
Due to related party	245,000	62,667
Net cash used in operating activities	(572,298)	(629,329)

Cash Flows from Investing Activities:
Investment of cash in trust account	(1,798,900)	(104,292,600)
Cash withdrawn from Trust Account for tax and redemptions	87,917,298	—
Net cash provided by (used in) investing activities	86,118,398	(104,292,600)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discount	—	100,909,536
Proceeds from private placement	—	4,668,800
Proceeds from extension offering	1,548,900	—
Trust redemptions	(87,541,322)	—
Proceeds from the issuance of founders’ shares	—	25,000
Proceeds from issuance of promissory note to related party	160,000	124,975
Payment of deferred offering costs	—	(484,254)
Net cash (used in) provided by financing activities	(85,832,422)	105,244,057

Net Change in Cash	(286,322)	322,128
Cash - Beginning	322,128	—
Cash - Ending	$35,806	$322,128

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs paid by Original Sponsor under the promissory note	$—	$32,500
Deferred underwriting commissions payable charged to additional paid-in-capital	$—	$3,614,100
Initial classification of warrant liability	$—	$13,457,424
Accretion of Class A common stock subject to possible redemption	$2,668,274	$—
Fair value of Original Sponsor Shares transferred to extension investors	$1,548,900	$—

The accompanying notes are an integral part of these consolidated financial statements

f-5

OCEANTECH ACQUISITIONS I CORP

Notes to Consolidated Financial Statements for the Years Ended December 31, 2022 and 2021

Note 1— Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on both cash from the proceeds derived from the Initial Public Offering and investments held in trust.

The Company’s original sponsor was OceanTech Acquisitions I Sponsors, LLC (the “Original Sponsor”). As discussed in Note 11, on March 13, 2023 the Company’s sponsor changed to Aspire Acquisition LLC, a Delaware limited liability company (the “New Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on May 27, 2021 (the “Effective Date”). On June 2, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000, which is discussed in Note 3.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement sale (“Private Placement”) of an aggregate 4,571,000 warrants (“Private Placement Warrants”), of which 3,871,000 Private Placement Warrants were purchased by the Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim Group LLC and/or its designees (“Maxim”), at a price of $1.00 per Private Placement Warrant, generating total proceeds of $4,571,000.

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

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and OceanTech Acquisitions I Sponsors, LLC, the Company’s Original Sponsor, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Captura Biopharma, Inc., a Delaware corporation (the “Target”, and together with the Company and Merger Sub, the “Parties”) and Michael Geranen, as seller representative (“Geranen”). Pursuant to the Merger Agreement, upon the Closing of the business combination, we would effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Target would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Target’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Target’s net working capital amount exceeds the net working capital amount (but not less than zero),

f-6

minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Target’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

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

On October 13, 2022, parties to the Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

On November 15, 2022, OceanTech Acquisitions I Corp., a Delaware corporation entered into a definitive business combination Agreement with OceanTech Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and wholly owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company in the capacity as the representative for the stockholders of the Company (the “Company Representative”), Majic Wheels Corp., a Wyoming corporation (the “Target”), and Jeffrey H. Coats, an individual, in the capacity as the representative for the Target Stockholders (the “Target Representative”).

On October 13, 2022, Majic and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

On November 29, 2022, OceanTech Acquisitions I Corp. held a Special Meeting of Stockholders. At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from December 2, 2022 to June 2, 2023, subject to the approval of the Board of Directors of the Company, provided the sponsor or its designees deposit into the trust account an amount equal to $0.067 per share for each public share or $125,000, prior to the commencement of each extension period. In connection with the extension stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,322 (approximately $10.32 per share) was removed from the Trust Account to pay such holders.

On December 1, 2022, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2022 to January 2, 2023.

On December 30, 2022, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2022, to February 2, 2023.

On February 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2022, to March 2, 2023.

On March 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2022, to April 2, 2023.

f-7

Liquidity and Going Concern

At December 31, 2022, the Company had cash of $35,806 and a working capital deficit of $2,209,084.

The Company’s liquidity needs up to December 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $323,039 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

Until the consummation of a business combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company will need to raise additional capital through loans or additional investments from its New Sponsor, stockholders, officers, directors, or third parties. The Company’s New Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until June 2, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 2, 2023. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the COVID-19 virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

f-8

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company and OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

f-9

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of December 31, 2022 and 2021.

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

In connection with the extension vote at the Special Meeting of Stockholders on November 29, 2022, stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,321.66 (approximately $10.32 per share) was removed from the Trust Account to pay such holders.

On December 1, 2022, The Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2022 to January 2, 2023.

On December 30, 2022, The Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2022, to February 2, 2023.

Offering Costs

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the issuance of Class A common stock subject to possible redemption were charged to temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

In connection with the Extension payment on June 2, 2022, the Original Sponsor transferred 1,200,000 of previously issued Class B shares (the “Founder Shares”) to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the consolidated statements of operations.

f-10

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Net Income per Common Share

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the year ended December 31, 2022 and 14,994,800 shares for the period from February 3, 2021 (inception) through December 31, 2021 of Class A common stock subject to possible redemption in the calculation of diluted income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

f-11

The basic and diluted income per common stock is calculated as follows:

		For the period
	For the Year	from February 3, 2021
	Ended	(inception) Through
	December 31, 2022	December 31, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$1,534,917	$2,287,263
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	9,582,767	10,326,000
Basic and Diluted net income per share, redeemable Class A common stock	$0.16	$0.22

Non-redeemable common stock
Numerator:
Net income allocable to non-redeemable common stock	$430,031	$578,954
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,613,724
Basic and diluted net income per share, common stock	$0.16	$0.22

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

f-12

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

As of December 31, 2022 and 2021, the Class A Common Stock reflected on the consolidated balance sheets are reconciled in the following table:

	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
As of beginning of the period	10,326,000	$104,292,600	—	$—
Gross Proceeds	—	—	10,326,000	103,260,000
Less:
Proceeds allocated to public warrants	—	—	—	(9,190,140)
Issuance costs related to Class A common stock subject to possible redemption	—	—	—	(6,791,909)
Extension redemptions on November 29, 2022	(8,477,497)	(87,541,322)	—	—
Plus:
Accretion of carrying value to redemption value	—	2,668,274	—	17,014,649
Contingently redeemable Class A common stock subject to possible redemption	1,848,503	$19,419,552	10,326,000	$104,292,600

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Note 4 — Private Placement

On June 2, 2021, simultaneously with the closing of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of an aggregate 4,571,000 Private Placement Warrants, of which 3,871,000 Private Placement Warrants were purchased by the Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim at a price of $1.00 per Private Placement Warrant, generating total proceeds of $4,571,000.

f-13

On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units. Simultaneously with the closing of the exercise of the overallotment option, the Company consummated the Private Placement of an aggregate of 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by the Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $97,800.

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

Note 5 — Related Party Transactions

Founder Shares

In February 2021, the Original Sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 Class B shares (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Thus, up to 375,000 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. On June 21, 2021, the underwriter partially exercised its over-allotment option, purchasing an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 founder shares of Class B common stock were subsequently forfeited, resulting in 2,581,500 outstanding Founder Shares.

Concurrently with the issuance of Private Warrants on June 2, 2022, the Original Sponsor committed to transfer 1,200,000 of Class B shares previously issued and outstanding as additional incentive to participants in the Extension Offering. The Company accounted for the Original Sponsor shares transferred to the participants in the Extension Offering at Fair Value as a charge directly to stockholders’ equity. The Company estimated the fair value of these shares to be $3,600,000 or $3 per share.

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

Promissory Note—Related Party

On February 14, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Original Sponsor has not demanded payment of the note through the date of this filing. As of December 31, 2022 and 2021, $323,039 and $163,039 were outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the New Sponsor, an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to

f-14

repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Original Sponsor. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial business combination or liquidation of the Company. As of December 31, 2022 and 2021, the Company owed $307,667 and $62,667 under the administrative support agreement, respectively. For the year ended December 31, 2022, the Company incurred $120,000 in administrative support fees. For the period from February 3, 2021 (inception) through December 31, 2021, the Company incurred $71,667 in administrative support fees.

Note 6 —Derivative Warrant Liabilities

As of both December 31, 2022 and 2021, there were 10,326,000 public warrants outstanding. As of December 31, 2022 and 2021 there were 6,217,700 and 4,668,800 Private Placement Warrants outstanding, respectively.

Public Warrants

Each Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the New Sponsor or its affiliates, without taking into account any Founder Shares held by the New Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

f-15

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

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

f-16

Note 7 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,429,439	$19,429,439	$—	$—
	$19,429,439	$19,429,439	$—	$—
Liabilities:
Warrant Liability- public	$413,040	$413,040	$—	$—
Warrant Liability- private	$248,707	$—	$—	$248,707
Total Warrant Liability	$661,747	$413,040	$—	$248,707

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$104,295,948	$104,295,948	$—	$—
	$104,295,948	$104,295,948	$—	$—
Liabilities:
Warrant Liability- public	$4,749,960	$4,749,960	$—	$—
Warrant Liability- private	2,348,406	—	—	2,348,406
Total Warrant Liability	$7,098,366	$4,749,960	$—	$2,348,406

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

At December 31, 2022 and 2021, the Company’s Warrant liability was valued at $661,747 and $7,098,366, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the consolidated balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations.

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

f-17

value hierarchy, as the public warrants are actively traded. The fair value of the private Warrant liability is classified within Level 3 of the fair value hierarchy.

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at February 3, 2021 (inception)	$—	$—	$—
Issuance of public and private placement warrants in connection with IPO	8,900,000	4,177,894	13,077,894
Issuance of public and private placement warrants in connection with partial exercise of overallotment	290,140	89,390	379,530
Change in Fair Value	(4,440,180)	(1,918,878)	(6,359,058)
Warrant liabilities at December 31, 2021	$4,749,960	$2,348,406	$7,098,366
Issuance of Private warrants as part on June 2, 2022	—	232,335	232,335
Change in Fair Value	(4,336,920)	(2,332,034)	(6,668,954)
Warrant liabilities at December 31, 2022	$413,040	$248,707	$661,747

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

The key inputs into the modified Black-Scholes model were as follows:

		December 31,	December 31,
	June 2, 2022	2022	2021
Risk-free interest rate	2.89%	3.91%	1.29%
Expected term (years)	5.50	5.42	5.42
Expected volatility	3.8%	5.3%	11.0%
Stock price	$10.08	10.54	$9.98
Strike price	$11.50	11.50	$11.50
Dividend yield	0%	0%	0%
Probability of business combination	30%	3.0%	70%

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

f-18

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2022 and 2021.

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

f-19

Merger Agreement

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation, and OceanTech Acquisitions I Sponsors, LLC, the Company’s Original Sponsor, entered into a definitive Agreement and Plan of Merger with Captura Biopharma, Inc., a Delaware corporation (and Michael Geranen, as seller representative. Pursuant to the Merger Agreement, upon the closing of the business combination, the Parties will effect the merger of Merger Sub with and into the Target, with the Target continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of the Target shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement.

On October 13, 2022, Captura and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Business Combination Agreement

On November 15, 2022, OceanTech Acquisitions I Corp., a Delaware corporation entered into a definitive business combination Agreement with OceanTech Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and wholly owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company in the capacity as the representative for the stockholders of the Company (the “Company Representative”), Majic Wheels Corp., a Wyoming corporation (the “Target”), and Jeffrey H. Coats, an individual, in the capacity as the representative for the Target Stockholders (the “Target Representative”).

On October 13, 2022, Majic and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 103,260 shares of Class A common stock issued or outstanding, excluding 1,848,503 shares of Class A common stock subject to possible redemption classified as temporary equity.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. At December 31, 2022 and 2021, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked

f-20

securities, are issued or deemed issued in excess of the amounts offered in the prospectus and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to the New Sponsor, its affiliates or certain of the Company’s officers and directors upon conversion of Working Capital Loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Note 10 – Income Tax

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$7,840	$37,500
Startup/Organization Expenses	807,889	550,983
Total deferred tax assets (liability)	815,729	588,483
Valuation Allowance	(815,729)	(588,483)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 3, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$—	$—
Deferred	(227,246)	(588,483)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	227,246	588,483

Income tax provision	$—	$—

As of December 31, 2022, and 2021, the Company had $37,331 and $178,570 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire and are subject to 80% of taxable income per annum.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $227,246.

f-21

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of warrants	(71.27)%	(46.59)%
Transaction costs allocated to warrants	38.48%	—
Non-deductible expenses	0.23%	—
Warrant issuance costs	0.00%	5.06%
Valuation allowance	11.56%	20.53%
Income tax provision	0.00%	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to transaction costs related to warrants, change in FV of warrants and the recording of full valuation allowances on deferred tax assets and permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception. The Company considers the U.S. Federal jurisdiction and the State of New York as significant tax jurisdictions.

Additionally, the Company has also incurred $200,000 and $181,918 in Delaware franchise taxes for the year ended December 31, 2022 and for the period ended December 31, 2021, respectively, which is included in formation and operating costs in the accompanying consolidated statements of operations. The full balances for respective years were outstanding at December 31, 2022 and 2021 and included in accounts payable and accrued costs on the accompanying balance sheet.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

On February 2, 2023, the Company caused to be deposited $125,000 into its Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2022, to March 2, 2023.

On March 2, 2023, the Company deposited $125,000 into the Company’s Trust account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2023 to April 2, 2023. This deposit marked the fourth of six-monthly extensions permitted under the Company’s governing documents.

On March 13, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Original Sponsor and Aspire Acquisition LLC (the “New Sponsor”) pursuant to which the New Sponsor, or an entity designated by the New Sponsor, will purchase from the Original Sponsor 2,581,500 shares of Class B common stock of the Company (the “Class B Common Stock”), par value $0.0001 per share and 5,869,800 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time the Company effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination.

Pursuant to the Purchase Agreement, the New Sponsor has replaced the Company’s current directors and officers with directors and officers of the Company selected in the New Sponsor’s sole discretion. Joseph Adir, Michael Payne, Eric Blair, and Mitchell Gordon resigned as directors of the Company, and Joseph Adir, Charles Baumgartner, Ofer Oz, and Ken Hickling resigned as officers of the Company. Michael Peterson, Donald Fell, Venkatesh Srinivasan, and Siva Saravanan were appointed as directors of the Company. Suren Ajjarapu was appointed Chief Executive Officer and Chairman of the Company, and Francis Knuettel II was appointed as the Company’s Chief Financial Officer.

The Purchase Agreement and change in Company directors and officers are further described in the Form 8-K, filed by the Company on March 13, 2023.

f-22

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