Form 10-Q
period 2023-03-31
OceanTech Acquisitions I Corp.
filed 2023-05-15
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 1,951,763 shares Class A common stock, par value $0.0001 per share, and 2,581,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS:
Cash	$16,338	$35,806
Prepaid expense	—	179
Total current assets	16,338	35,985
Investments held in Trust Account	20,011,844	19,429,439
TOTAL ASSETS	$20,028,182	$19,465,424

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$1,977,270	$1,614,363
Promissory notes	301,500	-
Promissory notes – related party	448,039	323,039
Due to related parties	337,667	307,667
Total current liabilities	3,064,476	2,245,069
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	992,620	661,747
Total Liabilities	9,671,196	8,520,916

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 1,848,503 shares (at redemption value) at March 31, 2023 and December 31, 2022, respectively	19,951,957	19,419,552
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 (excluding 1,848,503 shares subject to possible redemption) shares issued and outstanding at March 31, 2023 and December 31, 2022	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	259	259
Additional paid-in capital	2,180,556	2,248,291
Accumulated deficit	(11,775,796)	(10,723,604)
Total Stockholders’ Deficit	(9,594,971)	(8,475,044)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$20,028,182	$19,465,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$464,054	$406,783
Loss from operations	(464,054)	(406,783)
Other income
Interest income	207,405	1,457
Finance transaction costs	(464,670)	—
Change in fair value of warrants	(330,873)	4,854,362
Total other income	(588,138)	4,855,819
Net (loss) income	$(1,052,192)	$4,449,036

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	1,848,503	10,326,000
Basic and diluted net (loss) income per common stock, Class A subject to possible redemption	$(0.23)	$0.34
Weighted average shares outstanding of Non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per Non-redeemable common stock	$(0.23)	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	103,260	$10	2,581,500	$259	$2,248,291	(10,723,604)	$(8,475,044)
Contribution related to financing costs attributed to Aspire Securities Purchase Agreement	—	—	—	—	464,670	—	464,670
Remeasurement of Class A common stock to redemption value	—	—	—	—	(532,405)	—	(532,405)
Net loss	—	—	—	—	—	(1,052,192)	(1,052,192)
Balance as of March 31, 2023	103,260	$10	2,581,500	$259	$2,180,556	$(11,775,796)	$(9,594,971)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Net income	—	—	—	—	—	4,449,036	4,449,036
Balance as of March 31, 2022	103,260	$10	2,581,500	$259	$2,712,961	$(12,308,201)	$(8,239,247)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,052,192)	$4,449,036
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments in trust	(207,405)	(1,457)
Change in fair value of warrants	330,873	(4,854,362)
Finance transaction cost	464,670	—
Changes in operating assets and liabilities:
Prepaid assets	179	136,658
Accounts payable and accrued expenses	362,907	106,619
Due to related party	30,000	30,000
Net cash used in operating activities	(70,968)	(133,506)

Cash Flows from Investing Activities:
Extension Contributions to Trust Account	(375,000)	—
Net cash used in investing activities	(375,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	301,500
Proceeds from issuance of promissory note to related party	125,000	100,000
Repayment of promissory note to related party	—	(149,091)
Net cash provided by (used in) financing activities	426,500	(49,091)

Net Change in Cash	(19,468)	(182,597)
Cash - Beginning	35,806	322,128
Cash - Ending	$16,338	$139,531

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A common stock to redemption value	$532,405	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Note 1—Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on both cash from the proceeds derived from the Initial Public Offering and investments held in trust

The Company’s original sponsor was OceanTech Acquisitions I Sponsors, LLC (the “Original Sponsor”). On March 13, 2023, the Company’s sponsor changed to Aspire Acquisition LLC, a Delaware limited liability company (“Aspire” or the “Sponsor”) when Aspire acquired all of the Class B Common Stock and Private Placement Warrants from the Original Sponsor. As part of this transaction, Aspire assumed ownership of all agreements and obligations of the Original Sponsor, agreed to reimburse the original chief executive officer $25,000, and has agreed to pay the original chief financial officer $5,000 per month during the transition period.

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

On June 2, 2022, the Company closed an offering to private investors which included issuance of 1,548,900 Private Warrants at a price of $1.00 per warrant and transfer of 1,200,000 of Original Sponsor’s Class B shares. Proceeds of the offering were deposited in the Company’s Trust Account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from June 2, 2022, to December 2, 2022 (the “Extension”). The Extension is permitted under the Company’s governing documents.

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation (“First Merger Sub”), and OceanTech Acquisitions I Sponsors, LLC, the Company’s Original Sponsor, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Captura Biopharma, Inc., a Delaware corporation (“Captura”, and together with the Company and First Merger Sub, the “Parties”) and Michael Geranen, as seller representative (“Geranen”). Pursuant to the Merger Agreement, upon the Closing of the business combination, we would effect the merger of First Merger Sub with and into Captura, with Captura continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of the Captura would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: the Captura’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Captura’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Captura’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate the Business Combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Captura’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to Captura since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; and (j) the receipt of certain closing deliverables.

On October 13, 2022, parties to the Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

On November 15, 2022, OceanTech Acquisitions I Corp., a Delaware corporation entered into a definitive business combination Agreement with OceanTech Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and wholly owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company in the capacity as the representative for the stockholders of the Company (the “Company Representative”), Majic Wheels Corp., a Wyoming corporation (the “Majic”), and Jeffrey H. Coats, an individual, in the capacity as the representative for the Majic Stockholders (the “Majic Representative”).

On November 29, 2022, OceanTech Acquisitions I Corp. held a Special Meeting of Stockholders. At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from December 2, 2022 to June 2, 2023, subject to the approval of the Board of Directors of the Company, provided the Original Sponsor or its designees deposit into the trust account an amount equal to $0.067 per share for each public share or $125,000, prior to the commencement of each extension period. In connection with the extension stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,322 (approximately $10.32 per share) was removed from the Trust Account to pay such holders.

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

On February 3, 2023, Majic and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

On March 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2022, to April 2, 2023.

On March 13, 2023, the Company’s sponsor changed to Aspire Acquisition LLC, a Delaware limited liability company (“Aspire” or the “Sponsor”) when Aspire acquired all of the Class B Common Stock and Private Placement Warrants from the Original Sponsor.

On March 28, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2022, to May 2, 2023.

On May 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2022, to June 2, 2023.

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (individually, “Regentis” and, together with the Company, Merger Sub, collectively, the “Parties” and each referred to as a “Party”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger”), with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Proposed Transaction”).

Liquidity and Going Concern

On March 31, 2023, we had cash of $16,338 and a working capital deficit of $3,048,138.

The Company’s liquidity needs up to March 31, 2023  were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), loans from related party and outside investors totaling $749,539 and $263,039 as of March 31, 2023, and December 31, 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2023 and for the three months ended March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2023 and December 31, 2022.

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

In connection with the extension vote at the Special Meeting of Stockholders on November 29, 2022, stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $87,541,321 (approximately $10.32 per share) was removed from the Trust Account to pay such holders.

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

On February 2, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2023 to March 2, 2023.

On March 2, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2023 to April 2, 2023.

On March 31, 2023, the Company caused to be deposited $125,000 into the Company’s Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2023 to May 2, 2023.

On May 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2022, to June 2, 2023.

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

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three months ended March 31, 2023 and 14,994,800 shares for the three months ended March 31, 2022 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(429,046)	$3,530,981
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	1,848,503	10,326,000
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.23)	$0.34

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable common stock	$(623,146)	$918,055
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per share, common stock	$(0.23)	$0.34

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, warrant issuance costs, and the valuation allowance on the deferred tax assets

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of March 31, 2023 and December 31, 2022, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

	March 31, 2023		December 31, 2022
	Shares	Amount	Shares	Amount
As of beginning of the period	1,848,503	$19,419,552	10,326,000	$104,292,600
Less:
Extension redemptions on November 29, 2022	—	—	(8,477,497)	(87,541,322)
Plus:
Remeasurement of carrying value to redemption value attributable to:
Extension deposits to Trust Account	—	375,000	—	1,798,900
Trust earnings	—	157,405	—	869,374
Contingently redeemable Class A common stock subject to possible redemption	1,848,503	$19,951,957	1,848,503	$19,419,552

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

In connection with the change in sponsor to Aspire on March 13, 2023, the Company estimated the aggregate fair value of the 2,581,500 founders’ shares sold to Aspire to be $464,670 or $0.18 per share. The excess of the fair value of the Founder Shares was determined to be a contribution to the Company from the Sponsor in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T. As this   transaction is directly related to the business combination, the costs related to the transaction were included as transaction finance costs in the statement of operations.

Upon the closing of the Initial Business Combination, Sponsor shall also convey (i) 250,000 (two hundred and fifty thousand) shares of Class B Common Stock to the equityholders of the Original Sponsor, as of the Effective Date (the “Original Sponsor Equityholders”), pro rata based on the Original Sponsor Equityholders’ underlying interest in the Company’s Class B Common Stock, and (ii) 250,000 (two hundred and fifty thousand) Private Placement Warrants to the Original Sponsor Equityholders, pro rata based on the Original Sponsor Equityholders’ underlying interest in the Company’s Private Placement Warrants as of the Effective Date.

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

Promissory Notes—Related Party

On February 14, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Original Sponsor has not demanded payment of the note through the date of this filing. As of March 31, 2023, and December 31, 2022, $448,039 and $323,039 were outstanding under the promissory notes, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the sponsor, an affiliate of the sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of March 31, 2023 and December 31, 2022, the Company owed $337,667 and $307,667 under the administrative support agreement, respectively. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000 in administrative support fees, respectively.

Note 6 – Promissory Notes

On March 1, 2023, the Company entered into three promissory notes with not related investors that provide for a maximum aggregate borrowing   amount of up to $476,500. These notes are non-interest bearing and are due at the closing of the business combination. As of March 31, 2023, $301,500 was drawn and outstanding under the promissory notes.

Note 7 —Derivative Warrant Liabilities

As of both March 31, 2023, and December 31, 2022, there were 10,326,000 public warrants outstanding, respectively. As of March 31, 2023, and December 31, 2022 there were 6,217,700 Private Placement Warrants outstanding, respectively.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$20,011,844	$20,011,844	$—	$—
	$20,011,844	$20,011,844	$—	$—
Liabilities:
Warrant Liability- public	$619,560	$619,560	$—	$—
Warrant Liability- private	$373,060	$—	$—	$373,060
Total Warrant Liability	$992,620	$619,560	$—	$373,060

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,429,439	$19,429,439	$—	$—
	$19,429,439	$19,429,439	$—	$—
Liabilities:
Warrant Liability- public	$413,040	$413,040	$—	$—
Warrant Liability- private	248,707	$—	$—	$248,707
Total Warrant Liability	$661,747	$413,040	$—	$248,707

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period from February 3, 2021 (inception) through December 31, 2022, the public warrants began trading separately on July 19, 2021 and thus were transferred from Level 3 to Level 1.

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

As of March 31, 2023 and December 31, 2022, the Company’s Warrant liability was valued at $992,620 and $661,747, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2022	$413,040	$248,707	$661,747
Change in Fair Value	206,520	124,353	330,873
Warrant liabilities at March 31, 2023	$619,560	$373,060	$992,620

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

The key inputs into the modified Black-Scholes model were as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.53%	3.91%
Expected term (years)	5.17	5.42
Expected volatility	4.60%	5.30%
Stock price	10.70	$10.54
Strike price	11.50	$11.50
Dividend yield	0%	0%
Probability of business combination	5.00%	3.00%

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets dated March 31, 2023 and December 31, 2022, respectively.

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

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110I(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the Effective Date of the registration statement of which the prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the offering except as permitted by FINRA Rule 5110(e)(2).

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

Merger Agreement

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation, and OceanTech Acquisitions I Sponsors, LLC, the Company’s sponsor, entered into a definitive Agreement and Plan of Merger with Captura Biopharma, Inc., a Delaware corporation (and Michael Geranen, as seller representative. Pursuant to the Merger Agreement, upon the closing of the Business Combination, the Parties will effect the merger of First Merger Sub with and into the Captura, with the Captura continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of the Captura shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Merger Agreement.

On October 13, 2022, the Company and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Business Combination Agreement

On November 15, 2022, OceanTech Acquisitions I Corp., a Delaware corporation entered into a definitive business combination Agreement with OceanTech Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and wholly owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company in the capacity as the representative for the stockholders of the Company (the “Company Representative”), Majic Wheels Corp., a Wyoming corporation (the “Majic”), and Jeffrey H. Coats, an individual, in the capacity as the representative for the Majic Stockholders (the “Majic Representative”).

On February 3, 2023, Majic and OceanTech mutually terminated the Merger Agreement pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

Purchase Agreement

On March 13, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Original Sponsor and Aspire Acquisition LLC (the “Sponsor”) pursuant to which the Sponsor, or an entity designated by the Sponsor, will purchase from the Original Sponsor 2,581,500 shares of Class B common stock of the Company (the “Class B Common Stock”), par value $0.0001 per share and 5,869,800 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time the Company effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination.

Pursuant to the Purchase Agreement, the Sponsor has replaced the Company’s current directors and officers with directors and officers of the Company selected in the Sponsor’s sole discretion. Joseph Adir, Michael Payne, Eric Blair, and Mitchell Gordon resigned as directors of the Company, and Joseph Adir, Charles Baumgartner, Ofer Oz, and Ken Hickling resigned as officers of the Company. Michael Peterson, Donald Fell, Venkatesh Srinivasan, and Siva Saravanan were appointed as directors of the Company. Suren Ajjarapu was appointed Chief Executive Officer and Chairman of the Company, and Francis Knuettel II was appointed as the Company’s Chief Financial Officer.

Upon the closing of the Initial Business Combination, Sponsor shall also convey (i) 250,000 (two hundred and fifty thousand) shares of Class B Common Stock to the equityholders of the Original Sponsor, as of the effective date (the “Original Sponsor Equityholders”), pro rata based on the Original Sponsor Equityholders’ underlying interest in the Company’s Class B Common Stock, and (ii) 250,000 (two hundred and fifty thousand) Private Placement Warrants to the Original Sponsor Equityholders, pro rata based on the Original Sponsor Equityholders’ underlying interest in the Company’s Private Placement Warrants as of the Effective Date.

The Purchase Agreement and change in Company directors and officers are further described in the Form 8-K, filed by the Company on March 13, 2023.

Merger Agreement

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (individually, “Regentis” and, together with the Company, Merger Sub, collectively, the “Parties” and each referred to as a “Party”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger”), with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Proposed Transaction”).

Note 10 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 103,260 shares of Class A common stock issued or outstanding, excluding 1,848,503 shares of Class A common stock subject to possible redemption classified as temporary equity.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. On March 31, 2023 and December 31, 2022, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

As disclosed in Note 9, the Company entered into a merger agreement with Regentis on May 2, 2023

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

Our Original Sponsor was OceanTech Acquisitions I Sponsors LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Units, resulting in incremental gross proceeds of approximately $3.3 million. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

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

On June 2, 2022, the Company caused to be deposited $1,548,900 into the Company’s Trust Account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from June 2, 2022, to December 2, 2022 (the “Extension”). The Extension is permitted under the Company’s governing documents. We identify a significant risk of liquidation of us as of December 2, 2022, deadline as per our prospectus to consummate a Business Combination.

On August 10, 2022, we, First Merger Sub, and our Original Sponsor entered into a Merger Agreement with Captura and Geranen. Pursuant to the Merger Agreement, upon the Closing of the Business Combination, we would effect the merger of First Merger Sub with and into Captura, with Captura continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Captura would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: Captura’s shareholders collectively would be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Captura’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Captura’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate the Business Combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by Captura’s stockholders of the Business Combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to Captura since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; and (j) the receipt of certain closing deliverables.

On October 13, 2022, parties to the Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement.

On November 15, 2022, we, Merger Sub 1, and our Original Sponsor entered into a Merger Agreement with a second target (the “Majic”) and Merger Sub 2. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the business combination, we would effect the merger of Merger Sub 1 with and into Majic, with Majic continuing as the surviving entity and a wholly-owned subsidiary OceanTech (the “First Merger”), and immediately following the First Merger, effect the merger of Majic, as the surviving entity of the First Merger, with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). As a result of the Mergers, all of the issued and outstanding capital stock of Majic would be exchanged for shares of Class A Common Stock of the Company upon the terms set forth as follows: Majic’s shareholders collectively would be entitled to receive from the Company, in the aggregate, (a) twenty million (20,000,000) shares of Company Class A Common Stock, (the “Closing Merger Consideration”), subject to certain adjustments in the event that, during the period after signing before the Closing, Majic issued equity or other securities for interim financing purposes (the “Interim Financing); and (b) subject to certain adjustments, terms and conditions set forth in the Merger Agreement, for Majic’s stockholders other than the holders of the Interim Financing shares, up to twenty million (20,000,000) shares of the Company Class A Common Stock (“Stockholder Earnout Merger Consideration”). In addition, subject to certain adjustments, terms and conditions set forth in the Merger Agreement, (1) after Closing, certain management members of Majic (the “Management Earnout Recipients”) would be entitled to receive from the Company sixteen million (16,000,000) shares of the Company Class A Common Stock, subject to the addition of bonus shares if the financial metrics of the post-Merger company exceed such financial target by 20% (the “Management Earnout Merger Consideration”); and (2) after Closing, the Original Sponsor would be entitled to four million (4,000,000) shares of the Company Class A Common Stock (the “Sponsor Earnout Merger Consideration” and together with the Stockholder Earnout Merger Consideration and the Management Earnout Merger Consideration, the “Earnout Consideration”). The Earnout Consideration was subject to certain proration and catch-up earnout provisions.

The obligations of the parties to consummate the business combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective Parties being true and correct subject to the materiality standards contained in the Merger Agreement; (b) material compliance by the Parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the business combination; (d) the approval by Majic’s stockholders of the business combination; (e) the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or with respect to Majic since the effective date of the Merger Agreement that is continuing and uncured; (f) the election of the members of the post-Closing Board consistent with the provisions of the Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the Prospectus and Proxy Statement; (j) the shares of Company Class A Common Stock issued as merger consideration being approved for listing on Nasdaq; the receipt of certain closing deliverables; (k) evidence that Majic has terminated, extinguished and cancelled in fully any outstanding Majic’s convertible securities or commitments; and (l) the Company having cash and cash equivalents, after giving effect to any stockholder redemptions, proceeds from any PIPE investment, and net of the Company’s expenses, of at least $50,000,000.

On February 3, 2023, parties to the Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Merger Agreement. On November 29, 2022, we held a Special Meeting of Stockholders. At the Meeting, the Company’s stockholders approved the Charter Amendment, which extends the date by which the Company must consummate its initial business combination from December 2, 2022 to June 2, 2023, subject to the approval of the Board of Directors of the Company, provided our Original Sponsor or its designees deposit into the trust account an amount equal to $0.067 per share for each public share or $125,000, prior to the commencement of each extension period. In connection with the extension stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,322 (approximately $10.32 per share) was removed from the Trust Account to pay such holders, leaving $19,088,228 post redemption.

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

On March 28, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2022, to May 2, 2023.

The Company’s original sponsor was OceanTech Acquisitions I Sponsors, LLC (the “Original Sponsor”). On March 13, 2023, the Company’s sponsor changed to Aspire Acquisition LLC, a Delaware limited liability company (“Aspire” or the “Sponsor”) when Aspire acquired all of the Class B Common Stock and Private Placement Warrants from the Original Sponsor.

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (individually, “Regentis” and, together with the Company, Merger Sub, collectively, the “Parties” and each referred to as a “Party”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger”), with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Proposed Transaction”).

On May 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2022, to June 2, 2023.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had net loss of $1,052,192, largely driven by change in fair value of warrant liability of $330,873 and $464,054 in formation and operating costs, as well as finance costs related to transfer of Sponsor shares to Aspire of $464,054, offset by interest income of $207,405.

For the three months ended March 31, 2022, we had net income of $4,449,036 resulting from $4,854,362 in Change in fair value of warrants and $1,457 in interest income, offset by $406,783 in general and administrative expenses.

Liquidity and Going Concern

On March 31, 2023, we had cash of $16,338 and a working capital deficit of $3,048,138.

Our liquidity needs up to March 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), loans from related party and outside investors totaling $749,539 and $263,039 as of March 31, 2023, and December 31, 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of March 31, 2023, we had cash in the Trust Account of $20,011,844. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement and Amendment

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

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect. As such, Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) As consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) The Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) The Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) shall not be amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets on March 31, 2023 and December 31, 2022.

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

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three months ended March 31, 2023 and 14,994,800 shares for the three months ended March 31, 2022 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness related to disclosures and complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., and R.B. Merger Sub Ltd. (Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
10.1	Voting Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd. and certain shareholders of Regentis party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
10.2	Sponsor Support Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., Aspire Acquisition LLC and certain individuals party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 day of May 2023.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Suren Ajjarapu
Name:	Suren Ajjarapu
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name:	Francis Knuettel II
Title:	Chief Financial Officer (Principal Financial Officer)