Form 10-Q
period 2023-06-30
OceanTech Acquisitions I Corp.
filed 2023-08-14
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, 915,975 shares Class A common stock, par value $0.0001 per share, and 2,581,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS:
Cash	$203,480	$35,806
Prepaid expense	158,486	179
Total current assets	361,966	35,985
Investments held in Trust Account	9,035,048	19,429,439
TOTAL ASSETS	$9,397,014	$19,465,424

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,665,610	$1,614,363
Payable to Trust Account	100,349	—
Income tax payable	38,812	—
Excise tax payable	112,338	—
Promissory notes	808,004	—
Promissory notes – related party	448,039	323,039
Due to related parties	367,667	307,667
Total current liabilities	4,540,819	2,245,069
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	661,747	661,747
Total Liabilities	10,816,666	8,520,916

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 812,715 and 1,848,503 shares (at redemption value) at June 30, 2023 and December 31, 2022, respectively	9,035,048	19,419,552
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 103,260 (excluding 812,715 and 1,848,503 shares subject to possible redemption) shares issued and outstanding at June 30, 2023 and December 31, 2022	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,581,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	259	259
Additional paid-in capital	1,858,406	2,248,291
Accumulated deficit	(12,313,375)	(10,723,604)
Total Stockholders’ Deficit	(10,454,700)	(8,475,044)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$9,397,014	$19,465,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating and formation costs	$1,008,654	$346,845	$1,472,708	$753,628
Loss from operations	(1,008,654)	(346,845)	(1,472,708)	(753,628)

Other income (expense):
Interest income	192,618	77,719	400,023	79,176
Interest expense	(13,604)	—	(13,604)	—
Finance transaction costs	—	—	(464,670)	—
Offering costs allocated to warrants	—	(3,600,000)	—	(3,600,000)
Change in fair value of warrants	330,873	635,439	—	5,489,801
Total other income (expense)	509,887	(2,886,842)	(78,251)	1,968,977
Income (Loss) before taxes	(498,767)	(3,233,687)	(1,550,959)	1,215,349
Provision for income taxes	(38,812)	—	(38,812)	—
Net (loss) income	$(537,579)	$(3,233,687)	$(1,589,771)	$1,215,349

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	1,495,652	10,326,000	1,671,103	10,326,000
Basic and diluted net (loss) income per common stock, Class A subject to possible redemption	$(0.13)	$(0.25)	$(0.36)	$0.09

Weighted average shares outstanding of Non-redeemable common stock, basic and diluted	2,684,760	2,684,760	2,684,760	2,684,760
Basic and diluted net (loss) income per Non-redeemable common stock	$(0.13)	$(0.25)	$(0.36)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	103,260	$10	2,581,500	$259	$2,248,291	(10,723,604)	$(8,475,044)
Contribution related to financing costs attributed to Aspire Securities Purchase Agreement	—	—	—	—	464,670	—	464,670
Remeasurement of Class A common stock to redemption value	—	—	—	—	(532,405)	—	(532,405)
Net loss	—	—	—	—	—	(1,052,192)	(1,052,192)
Balance as of March 31, 2023	103,260	10	2,581,500	259	2,180,556	(11,775,796)	(9,594,971)
Fair Value of Class A Common Shares to be transferred under Promissory Notes (Note 6)	—	—	—	—	107,100	—	107,100
Recognition of excise liability on trust redemptions	—	—	—	—	(112,338)	—	(112,338)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(316,912)	—	(316,912)
Net loss	—	—	—	—	—	(537,579)	(537,579)
Balance as of June 30, 2023	103,260	$10	2,581,500	$259	$1,858,406	$(12,313,375)	$(10,454,700)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Net income	—	—	—	—	—	4,449,036	4,449,036
Balance as of March 31, 2022	103,260	10	2,581,500	259	—	(8,239,516)	(8,239,247)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	1,316,565	—	1,316,565
Fair value of Sponsor Shares transferred to extension investors	—	—	—	—	3,600,000	—	3,600,000
Remeasurement of Class A common stock to redemption value	—	—	—	—	(1,548,900)	—	(1,548,900)
Net loss	—	—	—	—	—	(3,233,687)	(3,233,687)
Balance as of June 30, 2022	103,260	$10	2,581,500	$259	$3,367,665	$(11,473,203)	$(8,105,269)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,589,771)	$1,215,349
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments in trust	(400,023)	(79,176)
Change in fair value of warrants	—	(5,489,801)
Finance transaction cost	464,670	3,600,000
Accretion of debt discount	13,604
Changes in operating assets and liabilities:
Prepaid assets	(158,307)	227,829
Accounts payable and accrued expenses	1,051,247	110,408
Income tax payable	38,812	—
Due to related party	60,000	60,000
Net cash used in operating activities	(519,768)	(355,391)

Cash Flows from Investing Activities:
Investment of cash in trust account for extensions	(560,000)	(1,548,900)
Cash withdrawn from trust account for taxes	220,942	85,000
Cash withdrawn from trust account in connection with redemptions	11,233,821	—
Receivable from sponsor to fund payable to trust account	(100,349)	—
Payable to trust account	100,349
Net cash provided by (used in) investing activities	10,894,763	(1,463,900)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	901,500	—
Proceeds from issuance of promissory note to related party	125,000	100,000
Proceeds from private placement	—	1,548,900
Redemptions of Class A common stock	(11,233,821)	—
Net cash (used in) provided by financing activities	(10,207,321)	1,648,900

Net Change in Cash	167,674	(170,391)
Cash - Beginning	35,806	322,128
Cash - Ending	$203,480	$151,737

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A common stock to redemption value	$849,317	$1,548,900
Recognition of excise tax on share redemptions	$112,338	$—
Debt discount recognized from fair value of Class A Common Shares to be transferred under Promissory Notes (Note 6)	$107,100	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

Note 1—Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the public offering consummated on June 2, 2021 (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on both cash from the proceeds derived from the Initial Public Offering and investments held in trust.

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

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on May 27, 2021 (the “Effective Date”). On June 2, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”) at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000, which is discussed in Note 3.

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

On June 2, 2022, the Company closed an offering to private investors which included issuance of 1,548,900 Private Warrants at a price of $1.00 per warrant and transfer of 1,200,000 of Original Sponsor’s Class B shares. Proceeds of the offering were deposited in the Company’s Trust Account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination (an “Extension”) by six months from June 2, 2022, to December 2, 2022. The Extension is permitted under the Company’s governing documents.

On August 10, 2022, the Company, OceanTech Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub 1”), and the Original Sponsor, entered into a definitive Agreement and Plan of Merger (the “Captura Merger Agreement”) with Captura Biopharma, Inc., a Delaware corporation (“Captura”) and Michael Geranen, as seller representative (“Geranen”). Pursuant to the Captura Merger Agreement, upon the closing of the business combination, the Company would effect the merger of Merger Sub 1 with and into Captura, with Captura continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Captura would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: Captura’s shareholders collectively shall be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Captura’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Captura Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Captura’s shareholders is subject to adjustment after the Closing in accordance with the terms of the Merger Agreement.

The obligations of the parties to consummate such business combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the Company, Merger Sub 1 and Captura being true and correct subject to the materiality standards contained in the Captura Merger Agreement; (b) material compliance by such parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Captura Merger Agreement; (c) the approval by the Company’s stockholders of such business combination; (d) the approval by the Captura’s stockholders of such business combination; I the absence of any Material Adverse Effect (as defined in the Captura Merger Agreement) with respect to the Company or with respect to Captura since the effective date of the Captura Merger Agreement that is continuing and uncured; (f) the election of the members of the post-closing board consistent with the provisions of the Captura Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the Closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the prospectus and proxy statement; and (j) the receipt of certain closing deliverables.

On October 13, 2022, parties to the Captura Merger Agreement mutually terminated the Captura Merger Agreement pursuant to Section 8.1(a) of the Captura Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Captura Merger Agreement.

On November 15, 2022, the Company entered into a definitive Agreement and Plan of Merger (the “Majic Merger Agreement”) with Merger Sub 1, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and wholly owned subsidiary of the Company (“Merger Sub 2”), the Original Sponsor in the capacity as the representative for the stockholders of the Company (the “Company Representative”), Majic Wheels Corp., a Wyoming corporation ( “Majic”), and Jeffrey H. Coats, an individual, in the capacity as the representative for the Majic stockholders (the “Majic Representative”).

On November 29, 2022, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved a charter amendment to extend the date by which the Company must consummate its initial business combination from December 2, 2022 to June 2, 2023, subject to the approval of the board of directors of the Company, provided the Original Sponsor or its designees deposit into the Trust Account an amount equal to $0.067 per share for each public share or $125,000, prior to the commencement of each extension period. In connection with the extension stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,322 (approximately $10.32 per share) was removed from the Trust Account to pay such holders.

On December 1, 2022, December 30, 2022 and February 2, 2023, the Company deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination from December 2, 2022 to March 2, 2023.

On February 3, 2023, Majic, the Company, Merger Sub 1 and Merger Sub 2 mutually terminated the Majic Merger Agreement pursuant to Section 8.1(a) of the Majic Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Majic Merger Agreement.

On March 2, 2023, the Company deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2023, to April 2, 2023.

On March 13, 2023, the Company’s sponsor changed from Original Sponsor to Sponsor when Aspire agreed to acquire all of the 2,581,500 shares of Class B Common Stock and 5,869,880 Private Placement Warrants from the Original Sponsor upon the closing of an initial business combination.

On March 31, 2023 and May 2, 2023, the Company deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2023, to June 2, 2023.

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (individually, “Regentis” and, together with the Company, Merger Sub, collectively, the “Parties” and each referred to as a “Party”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger” or “Business Combination”), with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Proposed Transaction”).

On May 18, 2023, the Company and Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extensions, up to an aggregate of $360,000. (See below regarding the current extensions exercised.)

On May 30, 2023, the Company held a virtual special meeting of its stockholders, pursuant to due notice in that certain Proxy Statement on Schedule 14(a) filed May 10, 2023 (as amended, the “Extension Proxy”). At such special meeting, the Company stockholders approved the proposal for the Company to adopt and file with the Delaware Secretary of State of the State of Delaware an amended charter (the “Extension Amendment Proposal”), which the Company promptly filed following the stockholders’ approval of the Extension Amendment Proposal. Pursuant to the Company’s amended charter, the Company has the right to extend beyond June 2, 2023 (the “Original Termination Date”) by up to 12, 1-month extensions through June 2, 2024 (the “Outside Date”; each of the 12, 1-month extensions, an “Extension”, and each such extension date a “Deadline Date”, and the latest of such Deadline Dates, the “Extended Deadline”) the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete a business combination, and (iii) unless the closing of the Company’s initial business combination shall have occurred, redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Initial Public Offering. In connection with each Extension, the Company or Sponsor (or its affiliates or permitted designees) is required to deposit into the Trust Account $30,000 (collectively, the “Extension Payments”), and the Sponsor made a non-interest bearing, unsecured loan to the Company in the aggregate of $360,000 for payment of the Extension Payments.

Additionally, at such special meeting, the stockholders of the Company approved the proposal to amend the trust agreement of the Trust Account to extend the termination date for an additional twelve months, until June 2, 2024 (the “Trust Amendment Proposal). Upon approval of the Extension Amendment Proposal and the Trust Amendment Proposal by the Company’s stockholders, the Company and the Trustee of the Trust Account promptly entered into an amendment to the trust agreement to extend the termination date for an additional twelve months, until June 2, 2024.

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at this special meeting, holders of 1,035,788 shares of Class A Common Stock (the “Redeeming Stockholder”) exercised the right to redeem such shares. On June 2, 2023, the Company made cash payments to the Redeeming Stockholders totaling $11,233,821, representing approximately $10.84 per share. Following such payments to the Redeeming Stockholders, the Trust Account had a balance of approximately $8,814,443. The Company’s remaining shares of Class A Common Stock outstanding were 812,715.

On June 1, 2023 and June 27, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month each from June 2, 2023 to August 2, 2023, as the first and second of twelve 1-month extensions permitted under the Company’s governing documents.

On July 7, 2023, the Company and Regentis executed Amendment No. 1 to the Merger Agreement to increase the merger consideration to $96 million from $95 million to account, in part, for the issuance of Regentis ordinary shares to Maxim pre-closing for the fee to which it would be entitled upon consummation of the business combination.

On July 28, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023, as the third of twelve, 1-month extension permitted under the Company’s governing documents.

Liquidity and Going Concern

On June 30, 2023, the Company had cash of $203,480 and a working capital deficit of $4,178,853.

The Company’s liquidity needs up to June 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), loans from related party and outside investors totaling $1,256,043 and $323,039 as of June 30, 2023 and December 31, 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

 In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until September 2, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 2, 2024. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination.

As discussed above, on May 30, 2023, holders of 1,035,788 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $11,233,821 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $112,338 should be recorded for the excise tax in connection with the above mentioned redemptions. This liability will be reviewed and remeasured at each subsequent reporting period.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023, and its results of operations and cash flows for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Merger Sub 1 and Merger Sub 2. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of June 30, 2023 and December 31, 2022.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $104.3 million ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

Upon closing of the offering of the Private Warrants on June 2, 2022 (as described above) an additional $1.5 million (or $0.15 per Class A share subject to redemption) was placed in the Trust Account to provide for the Extension as described above.

In connection with the extension vote at the special meeting of stockholders of the Company on November 29, 2022, stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $87,541,321 (approximately $10.32 per share) was removed from the Trust Account to pay such holders.

On December 1, 2022, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2022 to January 2, 2023.

On December 30, 2022, The Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2023, to February 2, 2023.

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

On May 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023, to June 2, 2023.

On June 1, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023, as the first of twelve one-month extensions permitted under the Company’s governing documents.

On June 27, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023, as the second of twelve, 1-month extensions permitted under the Company’s governing documents.

On July 28, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023, as the third of twelve, 1-month extension permitted under the Company’s governing documents.

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

In connection with the Extension payment on June 2, 2022, the Original Sponsor transferred 1,200,000 of previously issued common stock (as defined in Note 9) from the Founder Shares (as defined in Note 5) to the investors who participated in the Initial Public Offering. The fair value of the Founder Shares (as defined in Note 5) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three and six months ended June 30, 2023 and 2022 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Three Months Ended
	June 30,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(193,333)	$(2,566,418)
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	1,495,652	10,326,000
Basic and Diluted net loss per share, redeemable Class A common stock	$(0.13)	$(0.25)

Non-redeemable common stock
Numerator:
Net loss allocable to non-redeemable common stock	$(345,246)	$(667,269)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net loss per share, common stock	$(0.13)	$(0.25)

	For the Six Months Ended
	June 30,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(609,907)	$964,563
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	1,671,103	10,326,000
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.36)	$0.09

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable common stock	$(979,864)	$250,786
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per share, common stock	$(0.36)	$0.09

 Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (7.78%) and 0.00% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was (2.50%) and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, warrant issuance costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of June 30, 2023 and December 31, 2022, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

	June 30, 2023		December 31, 2022
	Shares	Amount	Shares	Amount
As of beginning of the period	1,848,503	$19,419,552	10,326,000	$104,292,600
Less:
Extension redemptions on May 27, 2023 and November 29, 2022, respectively	(1,035,788)	(11,233,821)	(8,477,497)	(87,541,322)
Plus:
Remeasurement of carrying value to redemption value attributable to:
Accretion of carrying value to redemption value	—	849,317	—	2,668,274
Contingently redeemable Class A common stock subject to possible redemption	812,715	$9,035,048	1,848,503	$19,419,552

Receivable from Sponsor and Payable to Trust Account

During the six months ended June 30, 2023, the Company erroneously overdrew from the Trust Account amounts allocated for tax payments. Accordingly, at June 30, 2023, the Company had an amount payable to the Trust Account in the amount of $100,349, which is fully allocable to the contingently redeemable Class A common stock subject to possible redemption. The payable to trust is to be funded by the Sponsor, and corresponding receivable from the Sponsor has been included within the Investments held in Trust Account line on the accompanying condensed balance sheet at June 30, 2023. This amount will be deposited during the following fiscal quarter.

Debt discounts

Debt discounts relate to the issuance costs of the promissory notes to non-related parties (see Note 6), and are included in the condensed consolidated balance sheets as a direct deduction from the face amount of the promissory notes. Debt discounts are amortized over the term of the related promissory notes and included in the interest expense.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Notes—Related Party

On February 14, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Original Sponsor has not demanded payment of the note through the date of this filing. As of June 30, 2023 and December 31, 2022, $448,039 and $323,039 were outstanding under the promissory notes, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the sponsor, an affiliate of the sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

On May 18, 2023, the Company and the Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extension, up to an aggregate of $360,000. No amounts have been drawn under this promissory note as of June 30, 2023.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of June 30, 2023 and December 31, 2022, the Company owed $367,667 and $307,667 under the administrative support agreement, respectively. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in administrative support fees, respectively. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in administrative support fees, respectively.

Note 6 – Promissory Notes

In March 2023 the Company entered into five promissory notes with not related investors that provide for a maximum aggregate borrowing amount of up to $626,500. These notes are non-interest bearing and are due at the closing of the business combination. In consideration of these loans the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to the investors 95,000 shares of Class A common stock.

On May 23, 2023, the Company or Sponsor entered into a promissory note with Polar Multi-Strategy Master Fund (the “Investor”), pursuant to which the Investor agreed to provide a $500,000 loan to the Company or Sponsor. In consideration of the $500,000 from the Investor (“Initial Capital Contribution”), the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to Investor 500,000 shares of Class A common stock (as loan grant shares issuable to a third party in relation to such working capital bridge loan) (“Subscription Shares”) at a rate of one Class A common stock for each $1.00 of Initial Capital Contribution, or the Investor may elect to receive payments in cash. The Subscription Shares, if issued, shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Initial Capital Contribution shall not accrue interest and shall be repaid by the Company, upon the closing of the initial business combination. The Company or Sponsor will pay to the Investor all repayments Sponsor or the Company has received within 5 business days of the closing of the initial business combination.

As of June 30, 2023, $901,500 was drawn and outstanding under the promissory notes.

The Company’s Sponsor transfer of Class A shares to the Investor falls under SAB Topic 5T and thus was recognized in the Company’s records in connection with the funding of the promissory notes as a debt discount totaling $107,100, or approximately $0.18 per share. The debt discount is accreted as interest expense in the Company’s statements of operations over the terms of the respective loans. As of June 30, 2023, the Company had an unamortized debt discount of $93,496.

Note 7 —Derivative Warrant Liabilities

As of both June 30, 2023, and December 31, 2022, there were 10,326,000 public warrants outstanding. As of June 30, 2023 and December 31, 2022 there were 6,217,700 Private Placement Warrants outstanding.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$8,934,699	$8,934,699	$—	$—
	$8,934,699	$8,934,699	$—	$—
Liabilities:
Warrant Liability- public	$413,040	$413,040	$—	$—
Warrant Liability- private	248,707	—	—	248,707
Total Warrant Liability	$661,747	$413,040	$—	$248,707
		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,429,439	$19,429,439	$—	$—
	$19,429,439	$19,429,439	$—	$—
Liabilities:
Warrant Liability- public	$413,040	$413,040	$—	$—
Warrant Liability- private	248,707	—	—	248,707
Total Warrant Liability	$661,747	$413,040	$—	$248,707

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

As of both June 30, 2023 and December 31, 2022, the Company’s Warrant liability was valued at $661,747. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2022	$413,040	$248,707	$661,747
Change in Fair Value	206,520	124,353	330,873
Warrant liabilities at March 31, 2023	619,560	373,060	992,620
Change in Fair Value	(206,520)	(124,353)	(330,873)
Warrant liabilities at June 30, 2023	$413,040	$248,707	$661,747

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

The key inputs into the modified Black-Scholes model were as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.04%	3.91%
Expected term (years)	5.09	5.42
Expected volatility	6.40%	5.30%
Stock price	$10.85	$10.54
Strike price	$11.50	$11.50
Dividend yield	0%	0%
Probability of business combination	2.50%	3.00%

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

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $2,065,200 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), paid at the closing of the Initial Public Offering. Additionally, $3,614,100 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), is payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the Underwriting Agreement dated May 27, 2021 (the “Underwriting Agreement”) by and between the Company and Maxim.

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties agreed to amend the Underwriting Agreement as follows: (i) the Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all rights and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets dated June 30, 2023 and December 31, 2022, respectively.

Representative’s Class A Common Stock

The Company has issued to Maxim and/or its designees, 103,260 shares of Class A common stock upon the consummation of the Initial Public Offering and the partial exercise of the underwriter’s over-allotment. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination, and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial Business Combination within 12 months, or up to 18 months if the Company uses the one time option to extend the period of time to consummate a Business Combination from the closing of the Initial Public Offering.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110I(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110the(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the Effective Date of the registration statement of which the prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the offering except as permitted by FINRA Rule 5110(e)(2).

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

Captura Merger Agreement

On August 10, 2022, the Company, Merger Sub 1, Original Sponsor, Captura and Geranen entered into the Captura Merger Agreement. Pursuant to the Captura Merger Agreement, upon the closing of the business combination, the parties would effect the merger of Merger Sub 1 with and into the Captura, with the Captura continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of the Captura shall be exchanged shares of the Class A Common Stock of the Company upon the terms set forth in the Captura Merger Agreement.

On October 13, 2022, the parties to the Captura Merger Agreement mutually terminated the Captura Merger Agreement pursuant to Section 8.1(a) of the Captura Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Captura Merger Agreement.

Majic Merger Agreement

On November 15, 2022, the Company entered into the Majic Merger Agreement with Merger Sub 1, Merger Sub 2, ), the Original Sponsor in the capacity as the representative for the stockholders of the Company, Majic, and Jeffrey H. Coats, an individual, in the capacity as the representative for the Majic stockholders.

On February 3, 2023, the parties to the Majic Merger Agreement mutually terminated the Majic Merger Agreement pursuant to Section 8.1(a) of the Majic Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Majic Merger Agreement.

Purchase Agreement

On March 13, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Original Sponsor and Sponsor pursuant to which Sponsor, or an entity designated by the Sponsor, will purchase from the Original Sponsor 2,581,500 shares of Class B common stock of the Company (the “Class B common stock”), par value $0.0001 per share and 5,869,880 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time the Company effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination.

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

Upon the closing of the Business Combination, Sponsor shall also convey (i) 250,000 (two hundred and fifty thousand) shares of Class B Common Stock to the equityholders of the Original Sponsor, as of the effective date (the “Original Sponsor Equityholders”), pro rata based on the Original Sponsor Equityholders’ underlying interest in the Company’s Class B Common Stock, and (ii) 250,000 (two hundred and fifty thousand) Private Placement Warrants to the Original Sponsor Equityholders, pro rata based on the Original Sponsor Equityholders’ underlying interest in the Company’s Private Placement Warrants as of the effective date.

The Purchase Agreement and change in Company directors and officers are further described in the Form 8-K, filed by the Company on March 13, 2023.

Merger Agreement

On May 2, 2023, the Company, Merger Sub, and Regentis, entered into the Merger Agreement, pursuant to which, among other things, Merger Sub will merge with and into Regentis, with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company.

Subscription Agreement

On May 23, 2023, the Company, the Investor, and Sponsor, entered into a Subscription Agreement, pursuant to which, the Sponsor was seeking to raise the Initial Capital Contribution which will in turn be utilized by the Company to cover working capital expenses. In consideration for the Initial Capital Contribution, the Company or Sponsor will issue 500,000 shares of Class A Company Stock (as loan grant shares issuable to a third party in relation to such working capital bridge loan) to the Investor at the close of the business combination as Subscription Shares at a rate of one Class A common stock for each $1.00 of Initial Capital Contribution, or the Investor may elect to receive payments in cash. The Subscription Shares, if issued, shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies.

Note 10 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 103,260 shares of Class A common stock issued or outstanding, excluding 812,715 and 1,848,503 shares of Class A common stock subject to possible redemption classified as temporary equity, respectively.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. On June 30, 2023 and December 31, 2022, there were 2,581,500 shares of Class B common stock issued and outstanding. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the initial Business Combination, the Founder Shares will no longer be subject to the lock-up provisions.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as noted below.

On July 7, 2023, the Company and Regentis executed Amendment No. 1 to the Merger Agreement to increase the merger consideration to $96 million from $95 million to account, in part, for the issuance of Regentis ordinary shares to Maxim pre-closing for the fee to which it would be entitled upon consummation of the business combination.

On July 10, 2023, the Company filed the initial Form S-4 with the SEC.

On July 25, 2023, the Company received written notice (the “Delisting Letter”) from the Nasdaq Capital Market (“Nasdaq”) that the Company had not regained compliance within 180 calendar days (or until July 24, 2023) in accordance with Nasdaq Listing Rule 5810(c)(3)(C) for compliance with Nasdaq Listing Rule 5550(b)(2) as the Company’s market value of listed securities for the thirty (30) consecutive business days, was below the required minimum of $35 million for continued listing on Nasdaq (the “MVLS Requirement”).

On July 27, 2023, the Company filed a Current Report on Form 8-K stating that the Company fully intends to appeal such determination by requesting a hearing to the Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision, and on such date the Company requested the hearing, and wired the $20,000 fee to Nasdaq for the hearing, prior to 4:00 p.m. Eastern Time on August 1, 2023, as required in the Delisting Letter. The current hearing is scheduled to be held on September 21, 2023.

On July 28, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023, as the third of twelve, 1-month extension permitted under the Company’s governing documents. On July 31, 2023, the Company filed the Current Report on Form 8-K disclosing the same.

On August 8, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14(a) for stockholders to approve the founder share amendment proposal to amend the Company’s existing certificate of incorporation dated as of May 27, 2021, as amended on December 1, 2022 by that certain First Amendment to the Amended and Restated Certificate of Incorporation and as further amended on May 30, 2023 by that certain Second Amendment to the Amended and Restated Certificate of Incorporation, as may be further amended (collectively, the “Existing OTEC Charter”), to provide for the right of the holders of Class B common stock of OTEC, par value $0.0001 per share (the “OTEC Class B Common Stock” or “Founder Shares”) to convert such shares of OTEC Class B Common Stock into shares of Class A common stock of OTEC, par value $0.0001 per share (“OTEC Class A Common Stock” and together with the Class B Common Stock, the “OTEC Common Stock”) on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”) in order to authorize OTEC to regain compliance with Nasdaq for purposes of complying with the MVLS Requirement of Listing Rule 5550(b)(2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the defined terms above in Item 1 are incorporated herein by reference. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our Original Sponsor was OceanTech Acquisitions I Sponsors LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Over-Allotment Units to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Over-Allotment Units, generating an aggregate of gross proceeds of $3,260,000, and incurred $65,200 in cash underwriting fees. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 4,571,000 Private Placement Warrants, of which 3,871,000 Private Placement Warrants were purchased by our Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim, each exercisable to purchase one share of Common Stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $4.6 million.

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

If we are unable to complete an initial business combination by June 2, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 2, 2022, the Company caused to be deposited $1,548,900 into the Company’s Trust Account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by six months from June 2, 2022, to December 2, 2022. The extension was permitted under the Company’s governing documents. As noted below, other extensions have since been exercised. We now identify a significant risk of liquidation of us as of the June 2, 2024 deadline as per our prospectus to consummate a business combination.

On August 10, 2022, we, Merger Sub 1, and our Original Sponsor entered into the Captura Merger Agreement with Captura and Geranen. Pursuant to the Captura Merger Agreement, upon the closing of the business combination, we would effect the merger of Merger Sub 1 with and into Captura, with Captura continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Captura would be exchanged for shares of the Class A Common Stock of the Company upon the terms set forth as follows: Captura’s shareholders collectively would be entitled to receive from the Company, in the aggregate, a number of Company’s securities with an aggregate value equal to (a) $200,000,000 minus (b) the amount, if any, by which the Captura’s net working capital amount exceeds the net working capital amount (but not less than zero), minus (c) the amount of Closing Net Indebtedness (as defined in the Captura Merger Agreement) minus (d) the amount of any transaction expenses, provided that the merger consideration otherwise payable to the Captura’s shareholders is subject to adjustment after the closing in accordance with the terms of the Captura Merger Agreement.

The obligations of the parties to consummate the business combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Captura Merger Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Captura Merger Agreement; (c) the approval by the Company’s stockholders of the business combination; (d) the approval by Captura’s stockholders of the business combination; (e) the absence of any Material Adverse Effect (as defined in the Captura Merger Agreement) with respect to the Company or with respect to Captura since the effective date of the Captura Merger Agreement that is continuing and uncured; (f) the election of the members of the post-closing board consistent with the provisions of the Captura Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the closing; (h) the entry into certain ancillary agreements as of the closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the prospectus and proxy statement; and (j) the receipt of certain closing deliverables.

On October 13, 2022, parties to the Captura Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Captura Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Captura Merger Agreement.

On November 15, 2022, we, Merger Sub 1, and our Original Sponsor entered into the Majic Merger Agreement with a second target, Majic, and Merger Sub 2. Pursuant to the Majic Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the business combination, we would effect the merger of Merger Sub 1 with and into Majic, with Majic continuing as the surviving entity and a wholly-owned subsidiary of the Company as the first merger, and immediately following the first merger, effect the merger of Majic, as the surviving entity of the first merger, with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity of the Second Merger. As a result of such mergers, all of the issued and outstanding capital stock of Majic would be exchanged for shares of Class A Common Stock of the Company upon the terms set forth as follows: Majic’s shareholders collectively would be entitled to receive from the Company, in the aggregate, (a) twenty million (20,000,000) shares of Company Class A Common Stock as the closing merger consideration, subject to certain adjustments in the event that, during the period after signing before the Closing, Majic issued equity or other securities for interim financing purposes; and (b) subject to certain adjustments, terms and conditions set forth in the Majic Merger Agreement, for Majic’s stockholders other than the holders of such interim financing shares, up to twenty million (20,000,000) shares of the Company Class A Common Stock as stockholder earnout merger consideration. In addition, subject to certain adjustments, terms and conditions set forth in the Majic Merger Agreement, (1) after closing, certain management members of Majic would be entitled to receive from the Company sixteen million (16,000,000) shares of the Company Class A Common Stock, subject to the addition of bonus shares if the financial metrics of the post-merger company exceed such financial target by 20%; and (2) after closing, the Original Sponsor would be entitled to four million (4,000,000) shares of the Company Class A Common Stock. Such earnout consideration was subject to certain proration and catch-up earnout provisions.

The obligations of the parties to consummate the business combination was subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Majic Merger Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Merger Agreement; (c) the approval by the Company’s stockholders of the business combination; (d) the approval by Majic’s stockholders of the business combination; (e) the absence of any Material Adverse Effect (as defined in the Majic Merger Agreement) with respect to the Company or with respect to Majic since the effective date of the Majic Merger Agreement that is continuing and uncured; (f) the election of the members of the post-closing board consistent with the provisions of the Majic Merger Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the entry into certain ancillary agreements as of the closing; (i) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the prospectus and proxy statement; (j) the shares of Company Class A Common Stock issued as merger consideration being approved for listing on Nasdaq; the receipt of certain closing deliverables; (k) evidence that Majic has terminated, extinguished and cancelled in fully any outstanding Majic’s convertible securities or commitments; and (l) the Company having cash and cash equivalents, after giving effect to any stockholder redemptions, proceeds from any PIPE investment, and net of the Company’s expenses, of at least $50,000,000.

On February 3, 2023, the parties to the Majic Merger Agreement mutually terminated it pursuant to Section 8.1(a) of the Majic Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Majic Merger Agreement. On November 29, 2022, we held a special meeting of stockholders of the Company. At such special meeting, the Company’s stockholders approved an amendment to the charter to extend the date by which the Company must consummate its initial business combination from December 2, 2022 to June 2, 2023, subject to the approval of the Board of Directors of the Company, provided our Original Sponsor or its designees deposit into the Trust Account an amount equal to $0.067 per share for each public share or $125,000, prior to the commencement of each extension period. In connection with the extension stockholders holding 8,477,497 shares of common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $87,541,322 (approximately $10.32 per share) was removed from the Trust Account to pay such holders, leaving $19,088,228 post redemption.

On December 1, 2022, the Company caused to be deposited $125,000 into or Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2022 to January 2, 2023.

On December 30, 2022, the Company caused to be deposited $125,000 into our Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2023, to February 2, 2023.

On February 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2023, to March 2, 2023.

On March 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2023, to April 2, 2023.

On March 13, 2023, the Company’s sponsor changed from the Original Sponsor to Sponsor when Aspire agreed to acquire all of the 2,581,500 shares of Class B Common Stock and 5,869,880 Private Placement Warrants from the Original Sponsor upon the closing of an initial business combination.

On March 31, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2023, to May 2, 2023.

On May 2, 2023, the Company, Merger Sub, and Regentis entered into the Merger Agreement, pursuant to which, among other things, Merger Sub will merge with and into Regentis, with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company.

On May 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023, to June 2, 2023.

On May 18, 2023, the Company and Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extensions, up to an aggregate of $360,000. (See below regarding the current extensions exercised.)

On May 30, 2023, the Company held a virtual special meeting of its stockholders, pursuant to due notice in that certain Proxy Statement on Schedule 14(a) filed May 10, 2023 (as amended, the “Extension Proxy”). At the special meeting, the Company stockholders approved the Extension Amendment Proposal, and the Company promptly filed the amended charter following the stockholders’ approval of the Extension Amendment Proposal. Pursuant to the amended charter, the Company has the right to extend beyond the Original Termination Date by up to 12, 1-month extensions through the Outside Date of June 2, 2024, the Outside Date, the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete a business combination, and (iii) unless the closing of the Company’s initial business combination shall have occurred, redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Initial Public Offering. In connection with each Extension, the Company or the Sponsor (or its affiliates or permitted designees) is required to deposit into the Trust Account the Extension Payments, and the Sponsor made a non-interest bearing, unsecured loan to the Company in the aggregate of $360,0000 for payment of the Extension Payments.

Additionally, at such special meeting, the stockholders of the Company approved the Trust Amendment Proposal. Upon approval of the Extension Amendment Proposal and the Trust Amendment Proposal by the Company’s stockholders, the Company and the Trustee of the Trust Account promptly entered into an amendment to the trust agreement to extend the termination date for an additional twelve months, until June 2, 2024.

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting, Redeeming Stockholders exercised the right to redeem their shares. On June 2, 2023, the Company made cash payments to the Redeeming Stockholders totaling $11,233,821, representing approximately $10.84 per share. Following such payments to the Redeeming Stockholders, the Company’s Trust Account had a balance of approximately $8,814,443. The Company’s remaining shares of Class A common stock outstanding were 812,715.

On June 1, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023, as the first of twelve 1-month extensions permitted under the Company’s governing documents.

On June 27, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023, as the second of twelve, 1-month extensions permitted under the Company’s governing documents.

On July 28, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023, as the third of twelve, 1-month extension permitted under the Company’s governing documents.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our the Business Combination, at the earliest.

For the three months ended June 30, 2023, we had net loss of $537,579, largely driven by the formation and operating costs of $1,008,654, provision for income taxes of $38,812 and interest expense of $13,604, offset by interest income of $192,618 and change in fair value of warrant liabilities of $330,873.

For the three months ended June 30, 2022, we had net loss of $3,233,687, largely driven by decrease of warrant liability of $635,439 and interest income of $77,719 offset by $346,845 in formation and operating costs and $3,600,000 of costs allocated to warrants.

For the six months ended June 30, 2023, we had net loss of $1,589,771, largely driven by the formation and operating costs of $1,472,708, finance costs related to transfer of Original Sponsor shares to Aspire of $464,670, provision for income taxes of $38,812 and interest expense of $13,604, offset by interest income of $400,023.

For the six months ended June 30, 2022, we had net income of $1,215,349, largely driven by decrease of warrant liability of $5,489,801 and interest income of $79,176 offset by $753,628 in formation and operating costs and $3,600,000 of costs allocated to warrants.

Liquidity and Going Concern

On June 30, 2023, we had cash of $203,480 and a working capital deficit of $4,178,853.

Our liquidity needs up to June 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (see Note 5), loans from related party and outside investors totaling $1,256,043 and $323,039 as of June 30, 2023 and December 31, 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account Trust Account.

As of June 30, 2023, we had cash in the Trust Account of $8,934,699. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete the Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination.

Until the consummation of the Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from Sponsor, stockholders, officers, directors, or third parties. Our Sponsor, officers and directors may, but are not obligated to, loan our funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until June 2, 2024, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 2, 2024. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets on June 30, 2023 and December 31, 2022.

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

In connection with the Extension payment on June 2, 2022, the Original Sponsor transferred 1,200,000 of previously issued Class B Common Stock from the Founder Shares to the investors who participated in the offering. The fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 16,543,700 shares for the three and six months ended June 30, 2023 and 2022 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness related to disclosures and complex financial instruments as it relates to accounting for contingently redeemable Class A common stock subject to possible redemption.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and Maxim Group LLC, as representatives of the several underwriters (incorporated by reference as Exhibit 1.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
2.1	Agreement and Plan of Merger, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., and R.B. Merger Sub Ltd. (Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 7, 2023, by and among OceanTech Acquisitions I Corp., R.B. Merger Sub Ltd. and Regentis Biomaterials Ltd
3.1	Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. dated May 27, 2021 (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.1	Investment Management Trust Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.2	Voting Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd. and certain shareholders of Regentis party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
10.3	Sponsor Support Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., Aspire Acquisition LLC and certain individuals party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2023.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Suren Ajjarapu
Name:	Suren Ajjarapu
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name:	Francis Knuettel II
Title:	Chief Financial Officer (Principal Financial Officer)