Form 10-Q
period 2023-09-30
OceanTech Acquisitions I Corp.
filed 2023-11-17
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, 3,497,475 shares Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS:
Cash	$74,916	$35,806
Prepaid expense	78,220	179
Total current assets	153,136	35,985
Investments held in Trust Account	9,167,017	19,429,439
TOTAL ASSETS	$9,320,153	$19,465,424

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$2,968,535	$1,614,363
Payable to Trust Account	90,298	—
Income tax payable	81,823	—
Excise tax payable	112,338	—
Promissory notes	927,957	—
Promissory notes – related party	448,039	323,039
Due to related parties	397,667	307,667
Total current liabilities	5,026,657	2,245,069
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	496,310	661,747
Total Liabilities	11,137,067	8,520,916

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 812,715 and 1,848,503 shares (at redemption value) at September 30, 2023 and December 31, 2022, respectively	9,167,017	19,419,552
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,684,760 and 103,260 (excluding 812,715 and 1,848,503 shares subject to possible redemption) shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	269	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; no shares and 2,581,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	259
Additional paid-in capital	1,732,737	2,248,291
Accumulated deficit	(12,716,937)	(10,723,604)
Total Stockholders’ Deficit	(10,983,931)	(8,475,044)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$9,320,153	$19,465,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating and formation costs	$616,315	$658,976	$2,089,023	$1,412,604
Loss from operations	(616,315)	(658,976)	(2,089,023)	(1,412,604)

Other income:
Interest earned on investments in trust	116,580	354,619	516,603	433,795
Interest expense	(26,253)	—	(39,857)	—
Finance transaction costs	—	—	(464,670)	—
Offering costs allocated to warrants	—	—	—	(3,600,000)
Change in fair value of warrants	165,437	308,445	165,437	5,798,246
Total other income, net	255,764	663,064	177,513	2,632,041
(Loss) Income before taxes	(360,551)	4,088	(1,911,510)	1,219,437
Provision for income taxes	(43,011)	—	(81,823)	—
Net (loss) income	$(403,562)	$4,088	$(1,993,333)	$1,219,437

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	812,715	10,326,000	1,381,829	10,326,000
Basic and diluted net (loss) income per common stock, Class A subject to possible redemption	$(0.12)	$0.00	$(0.49)	$0.09

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	2,684,760	2,684,760	2,684,760	2,684,760
Basic and diluted net (loss) income per non-redeemable common stock	$(0.12)	$0.00	$(0.49)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	103,260	$10	2,581,500	$259	$2,248,291	(10,723,604)	$(8,475,044)
Contribution related to financing costs attributed to Aspire Securities Purchase Agreement	—	—	—	—	464,670	—	464,670
Remeasurement of Class A common stock to redemption value	—	—	—	—	(532,405)	—	(532,405)
Net loss	—	—	—	—	—	(1,052,192)	(1,052,192)
Balance as of March 31, 2023	103,260	10	2,581,500	259	2,180,556	(11,775,796)	(9,594,971)
Fair Value of Class A Common Shares to be transferred under Promissory Notes (Note 6)	—	—	—	—	107,100	—	107,100
Recognition of excise liability on trust redemptions	—	—	—	—	(112,338)	—	(112,338)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(316,912)	—	(316,912)
Net loss	—	—	—	—	—	(537,579)	(537,579)
Balance as of June 30, 2023	103,260	$10	2,581,500	$259	$1,858,406	$(12,313,375)	$(10,454,700)
Fair Value of Class A Common Shares to be transferred under Promissory Notes (Note 6)	—	—	—	—	6,300	—	6,300
Conversion of Class B common stock in Class A common stock	2,581,500	259	(2,581,500)	(259)	—	—	—
Remeasurement of Class A common stock to redemption value	—	—	—	—	(131,969)	—	(131,969)
Net loss	—	—	—	—	—	(403,562)	(403,562)
Balance as of September 30, 2023	2,684,760	$269	—	$—	$1,732,737	$(12,716,937)	$(10,983,931)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Net income	—	—	—	—	—	4,449,036	4,449,036
Balance as of March 31, 2022	103,260	$10	2,581,500	$259	$—	$(8,239,516)	$(8,239,247)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	1,316,565	—	1,316,565
Fair value of Sponsor Shares transferred to extension investors	—	—	—	—	3,600,000		3,600,000
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,548,900)	—	(1,548,900)
Net income	—	—	—	—	—	(3,233,687)	(3,233,687)
Balance as of June 30, 2022	103,260	$10	2,581,500	$259	$3,367,665	$(11,473,203)	$(8,105,269)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(105,225)	(105,225)
Net income	—	—	—	—	—	4,088	4,088
Balance as of September 30, 2022	103,260	$10	2,581,500	$259	$3,367,665	$(11,574,340)	$(8,206,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,993,333)	$1,219,437
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments in trust	(516,603)	(433,795)
Non-cash interest expense	39,857	—
Change in fair value of warrants	(165,437)	(5,798,246)
Finance transaction cost	464,670	3,600,000
Changes in operating assets and liabilities:
Prepaid assets	(78,041)	230,869
Accounts payable and accrued expenses	1,354,172	489,447
Income tax payable	81,823	—
Due to related party	90,000	90,000
Net cash used in operating activities	(722,892)	(602,288)

Cash Flows from Investing Activities:
Investment of cash in trust account for extensions	(650,000)	(1,548,900)
Cash withdrawn from Trust Account for taxes and redemptions	11,519,323	149,000
Net cash provided by (used in) investing activities	10,869,323	(1,399,900)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	1,001,500	—
Proceeds from issuance of promissory note to related party	125,000	160,000
Proceeds from private placement	—	1,548,900
Redemptions of Class A common stock	(11,233,821)	—
Net cash (used in) provided by financing activities	(10,107,321)	1,708,900

Net Change in Cash	39,110	(293,288)
Cash - Beginning	35,806	322,128
Cash - Ending	$74,916	$28,840

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A common stock to redemption value	$981,286	$1,548,900
Recognition of excise tax on share redemptions	$112,338	$—
Debt discount recognized from fair value of Class A common stock to be transferred under Promissory Notes (Note 6)	$113,400	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Note 1—Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the public offering consummated on June 2, 2021 (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on both cash from the proceeds derived from the Initial Public Offering and investments held in trust.

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

On September 5, 2023, as further described below, all of Sponsor’s Class B common stock was converted to Class A common stock.

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

On June 2, 2022, the Company closed an offering to private investors which included issuance of 1,548,900 Private Warrants at a price of $1.00 per warrant and transfer of 1,200,000 of Original Sponsor’s Class B common stock. Proceeds of the offering were deposited in the Company’s Trust Account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination (an “Extension”) by six months from June 2, 2022, to December 2, 2022. The Extension is permitted under the Company’s governing documents.

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

On July 27, 2023, the Company filed a Current Report on Form 8-K stating that the Company fully intends to appeal such determination by requesting a hearing to the Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision, and on such date the Company requested the hearing, and wired the $20,000 fee to Nasdaq for the hearing, prior to 4:00 p.m. Eastern Time on August 1, 2023, as required in the Delisting Letter. The hearing with the Panel was then scheduled for September 21, 2023 (the “Hearing”).

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

On August 8, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14(a) with the Securities and Exchange Commission (“SEC”) for stockholders to approve the founder share amendment proposal to amend the Company’s existing certificate of incorporation dated as of May 27, 2021, as amended on December 1, 2022 by that certain First Amendment to the Amended and Restated Certificate of Incorporation and as further amended on May 30, 2023 by that certain Second Amendment to the Amended and Restated Certificate of Incorporation, as may be further amended (collectively, the “Existing OTEC Charter”), to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”), rather than upon the closing of an initial business combination. The Company then filed a Definitive Proxy Statement on Schedule 14A on August 23, 2023 (the “Proxy Statement”) with the SEC, providing notice of a special meeting of stockholders to be held on September 5, 2023 to propose to amend the Existing OTEC Charter in accordance with the Founder Share Amendment Proposal, in order to authorize the Company to regain compliance with the MVLS Requirement.

On August 31, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023, as the fourth of twelve 1-month extensions permitted under the Company’s governing documents.

On September 5, 2023, the Company held a virtual special meeting of its stockholders following the notice provided by the Proxy Statement to amend the Existing OTEC Charter for the Founder Share Amendment Proposal. Following approval of the Founder Share Amendment Proposal by the Company’s stockholders, the Company promptly adopted and filed the related amendment to the Existing OTEC Charter with the Secretary of State of the State of Delaware. Effective as of September 5, 2023, the conversion of the Class B common stock to Class A common stock, resulted in the Company’s market value of securities increasing approximately $28,706,280 in addition to the Company’s then-current market value of securities being approximately $10,185,642, based on calculations utilizing the Company’s common stock closing price of $11.12 per share on August 28, 2023 to total approximately $38,891,922, above the required $35 million. The following ten consecutive business days after September 5, 2023, ended ahead of the Hearing.

On September 12, 2023, the Company filed Amendment No. 1 to the initial Form S-4 filed on July 10, 2023.

As previously disclosed in a Form 8-K filed September 14, 2023, on September 13, 2023, the Company received written notice (the “Notification Letter”) from Nasdaq stating that the Company currently does not meet the required minimum of 300 public holders for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(3) (the “Public Holder Requirement”), and further stated that Nasdaq’s Panel would consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq at the Hearing already scheduled.

On September 21, 2023, the Company attended the Hearing to discuss the Delisting Letter and Notification Letter with the Panel. At the Hearing, the Company discussed its anticipated compliance with the Public Holder Requirement upon the closing of the Business Combination pursuant to the Merger Agreement with Regentis and the Merger Sub. The results of the Hearing are further discussed under Note 11 —Nasdaq Compliance.

On September 27, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023, as the fifth of twelve 1-month extensions permitted under the Company’s governing documents.

Liquidity and Going Concern

On September 30, 2023, the Company had cash of $74,916 and a working capital deficit of $4,873,521.

The Company’s liquidity needs up to September 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), loans from related parties and outside investors totalling $1,375,996 and $323,039 as of September 30, 2023 and December 31, 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until November 2, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 2, 2024. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.

The impact of these conflicts on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2023, and for the three and six months ended September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023, and its results of operations and cash flows for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of September 30, 2023 and December 31, 2022.

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

On August 30, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023, as the fourth of twelve, 1-month extension permitted under the Company’s governing documents.

On September 27, 2023, the Company caused to be deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023, as the fifth of twelve, 1-month extension permitted under the Company’s governing documents.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three and nine months ended September 30, 2023 and 2022 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Three Months Ended
	September 30,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(93,776)	$3,244
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	812,715	10,326,000
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.12)	$0.00

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable common stock	$(309,786)	$844
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per share, common stock	$(0.12)	$0.00

	For the Nine Months Ended
	September 30,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(677,336)	$967,807
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	1,381,829	10,326,000
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.49)	$0.09

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable common stock	$(1,315,997)	$251,630
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per share, common stock	$(0.49)	$0.09

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (11.93%) and 0.00% for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was (4.28%) and 0.00% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability, warrant issuance costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of September 30, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheets are reconciled in the following table:

	September 30, 2023		December 31, 2022
	Shares	Amount	Shares	Amount
As of beginning of the period	1,848,503	$19,419,552	10,326,000	$104,292,600
Less:
Extension redemptions on May 27, 2023 and November 29, 2022, respectively	(1,035,788)	(11,233,821)	(8,477,497)	(87,541,322)
Plus:
Remeasurement of carrying value to redemption value attributable to:
Accretion of carrying value to redemption value	—	981,286	—	2,668,274
Contingently redeemable Class A common stock subject to possible redemption	812,715	$9,167,017	1,848,503	$19,419,552

Receivable from Sponsor and Payable to Trust Account

During the nine months ended September 30, 2023, the Company erroneously overdrew from the Trust Account amounts allocated for tax payments. Accordingly, at September 30, 2023, the Company had an amount payable to the Trust Account in the amount of $90,298, which is fully allocable to the contingently redeemable Class A common stock subject to possible redemption. The payable to trust is to be funded by the Sponsor, and corresponding receivable from the Sponsor has been included within the Investments held in Trust Account line on the accompanying condensed consolidated balance sheet at September 30, 2023. This amount will be deposited during the following fiscal quarter.

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

Note 3 — Initial Public Offering

On June 2, 2021, the Company consummated its Initial Public Offering of 10,000,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one redeemable warrant of the Company (“Warrant”), each Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

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

Promissory Notes—Related Party

On February 14, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Original Sponsor has not demanded payment of the note through the date of this filing. As of September 30, 2023 and December 31, 2022, $448,039 and $323,039 were outstanding under the promissory notes, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the sponsor, an affiliate of the sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

On May 18, 2023, the Company and the Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extension, up to an aggregate of $360,000. No amounts have been drawn under this promissory note as of September 30, 2023.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of September 30, 2023 and December 31, 2022, the Company owed $397,667 and $307,667 under the administrative support agreement, respectively. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in administrative support fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in administrative support fees, respectively.

Note 6 – Promissory Notes

During 2023, the Company entered into six promissory notes with investors that provide for a maximum aggregate borrowing amount of up to $726,500. These notes are non-interest bearing and are due at the closing of the business combination. In consideration of these loans, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to the investors 95,000 shares of Class A common stock.

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

As of September 30, 2023, $1,001,500 was drawn and outstanding under the promissory notes.

The Company’s Sponsor transfer of Class A shares to the Investor falls under SAB Topic 5T and thus was recognized in the Company’s records in connection with the funding of the promissory notes as a debt discount totaling $113,400, or approximately $0.18 per share. The debt discount is accreted as interest expense in the Company’s statements of operations over the terms of the respective loans. As of September 30, 2023, the Company had an unamortized debt discount of $73,543.

Note 7 —Derivative Warrant Liabilities

As of both September 30, 2023, and December 31, 2022, there were 10,326,000 public warrants outstanding. As of September 30, 2023 and December 31, 2022 there were 6,217,700 Private Placement Warrants outstanding.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$9,167,017	$9,076,719	$—	$—
	$9,167,017	$9,076,719	$—	$—
Liabilities:
Warrant Liability- public	$309,780	$309,780	$—	$—
Warrant Liability- private	186,530	—	—	186,530
Total Warrant Liability	$496,310	$309,780	$—	$186,530

		Quoted Prices In	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,429,439	$19,429,439	$—	$—
	$19,429,439	$19,429,439	$—	$—
Liabilities:
Warrant Liability- public	$413,040	$413,040	$—	$—
Warrant Liability- private	248,707	—	—	248,707
Total Warrant Liability	$661,747	$413,040	$—	$248,707

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

The Company’s Warrant liability was valued at $496,310 and $661,747 as of September 30, 2023 and December 31, 2022, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

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

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2022	$413,040	$248,707	$661,747
Change in Fair Value	206,520	124,353	330,873
Warrant liabilities at March 31, 2023	619,560	373,060	992,620
Change in Fair Value	(206,520)	(124,353)	(330,873)
Warrant liabilities at June 30, 2023	$413,040	$248,707	$661,747
Change in Fair Value	(103,260)	(62,177)	(165,437)
Warrant liabilities at September 30, 2023	$309,780	$186,530	$496,310

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2021	$4,749,960	$2,348,406	$7,098,366
Change in Fair Value	(3,304,320)	(1,550,042)	(4,854,362)
Warrant liabilities at March 31, 2022	1,445,640	798,364	2,244,004
Issuance of Private warrants	—	232,335	232,335
Change in Fair Value	(413,040)	(222,399)	(635,439)
Warrant liabilities at June 30, 2022	$1,032,600	$808,300	$1,840,900
Change in Fair Value	(103,260)	(205,184)	(308,445)
Warrant liabilities at September 30, 2022	$929,340	$603,117	$1,532,455

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

The key inputs into the modified Black-Scholes model were as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.50%	3.91%
Expected term (years)	5.09	5.42
Expected volatility	8.1%	5.30%
Stock price	$11.02	$10.54
Strike price	$11.50	$11.50
Dividend yield	0%	0%
Probability of business combination	1.50%	3.00%

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties agreed to amend the Underwriting Agreement as follows: (i) the Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all rights and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets dated September 30, 2023 and December 31, 2022, respectively.

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

Purchase Agreement

On March 13, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Original Sponsor and Sponsor pursuant to which Sponsor, or an entity designated by the Sponsor, will purchase from the Original Sponsor 2,581,500 shares of Class B common stock of the Company, par value $0.0001 per share and 5,869,880 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time the Company effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination.

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

Regentis Merger Agreement

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

Note 10 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,684,760 and 103,260 shares of Class A common stock issued or outstanding, excluding 812,715 and 1,848,503 shares of Class A common stock subject to possible redemption classified as temporary equity, respectively.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. On September 30, 2023 and December 31, 2022, there were no shares and 2,581,500 shares of Class B common stock issued and outstanding, respectively. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

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

Promissory Note

On October 24, 2023, the Company or Sponsor entered into a promissory note with Investor, pursuant to which the Investor agreed to provide a $250,000 loan to the Company or Sponsor. In consideration of the Initial Capital Contribution, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to Investor Subscription Shares at a rate of one Class A common stock for each $1.00 of Initial Capital Contribution, or the Investor may elect to receive payments in cash. The Subscription Shares, if issued, shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Initial Capital Contribution shall not accrue interest and shall be repaid by the Company, upon the closing of the initial business combination. The Company or Sponsor will pay to the Investor all repayments Sponsor or the Company has received within 5 business days of the closing of the initial business combination.

Nasdaq Compliance

After the Hearing with Nasdaq, the Company provided a chart listing each of the initial listing requirements and noted how it planned to meet each requirement, as requested by Nasdaq at the Hearing.

On October 9, 2023, the Company received a letter from Nasdaq stating that the Panel granted OTEC’s request for an exception until January 2, 2024, subject to the following:

(1)	On or before October 20, 2023, OTEC shall demonstrate compliance with MVLS Requirement, and

(2)	On or before January 2, 2024, OTEC shall complete the Business Combination, and establish compliance with Listing Rule 5505.

On October 10, 2023, the Company further demonstrated compliance with the MVLS Requirement.

On October 12, 2023, the Company received a letter from Nasdaq stating that the Company regained compliance under the MVLS Requirement. As such, this deficiency has been cured and the Company is in compliance with Nasdaq’s MVLS Requirement.

The Company anticipates completing the Business Combination pursuant to the Merger Agreement with Regentis and Merger Sub by the end of 2023, and upon such completion, expects to establish compliance with the Public Holder Requirement. The Company does not anticipate that its business operations will be affected and fully intends to regain compliance with the Public Holder Requirement. The Company will monitor its Nasdaq listing and evaluate its available options to regain compliance with Nasdaq.

Extension Payment to Trust Account

On October 27, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023, as the sixth of twelve 1-month extensions permitted under the Company’s governing documents.

Amendment No. 2 to Form S-4

On November 3, 2023, the Company filed Amendment No. 2 to the initial Form S-4 filed on July 10, 2023.

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

On July 10, 2023, the Company filed the initial Form S-4 with the SEC.

On July 25, 2023, the Company received the Delisting Letter from Nasdaq that the Company had not regained compliance within 180 calendar days (or until July 24, 2023) in accordance with the MVLS Requirement .

On July 27, 2023, the Company filed a Current Report on Form 8-K stating that the Company fully intends to appeal such determination by requesting the Hearing to the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision, and on such date the Company requested the Hearing, and wired the $20,000 fee to Nasdaq for the hearing, prior to 4:00 p.m. Eastern Time on August 1, 2023, as required in the Delisting Letter. The Hearing with the Panel was then scheduled for September 21, 2023.

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

On August 8, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14(a) with the SEC for stockholders to approve the Founder Share Amendment Proposal to amend the Existing OTEC Charter to provide for the right of the holders of Class B common stock, par value $0.0001 per share, to convert such shares of Class B common stock into shares of Class A common stock, par value $0.0001 per share, on a one-to-one basis at the election of such holders, rather than upon the closing of an initial business combination. The Company then filed the Proxy Statement with the SEC, providing notice of a special meeting of stockholders to be held on September 5, 2023 to propose to amend the Existing OTEC Charter in accordance with the Founder Share Amendment Proposal, in order to authorize the Company to regain compliance with the MVLS Requirement.

On August 31, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023, as the fourth of twelve 1-month extensions permitted under the Company’s governing documents.

On September 5, 2023, the Company held a virtual special meeting of its stockholders following the notice provided by the Proxy Statement to amend the Existing OTEC Charter for the Founder Share Amendment Proposal in order to authorize the Company to regain compliance with Nasdaq . Following approval of the Founder Share Amendment Proposal by the Company’s stockholders, the Company promptly adopted and filed the related amendment to the Existing OTEC Charter with the Secretary of State of the State of Delaware. Effective as of September 5, 2023, the conversion of the Class B common stock to Class A common stock, resulted in the Company’s market value of securities increasing approximately $28,706,280 in addition to the Company’s then-current market value of securities being approximately $10,185,642, based on calculations utilizing the Company’s common stock closing price of $11.12 per share on August 28, 2023 to total approximately $38,891,922, above the required $35 million. The following ten consecutive business days after September 5, 2023, ended ahead of the Hearing.

On September 12, 2023, the Company filed Amendment No. 1 to the initial Form S-4 filed on July 10, 2023.

As previously disclosed in a Form 8-K filed September 14, 2023, on September 13, 2023, the Company received the Notification Letter from Nasdaq stating that the Company currently does not meet the Public Holder Requirement and further stated that Nasdaq’s Panel would consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq at the Hearing already scheduled.

On September 21, 2023, the Company attended the Hearing to discuss the Delisting Letter and Notification Letter with the Panel. At the Hearing, the Company discussed its anticipated compliance with the Public Holder Requirement upon the closing of the Business Combination pursuant to the Merger Agreement with Regentis and the Merger Sub. The results of the Hearing are further discussed below under “Subsequent Events”.

On September 27, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023, as the fifth of twelve 1-month extensions permitted under the Company’s governing documents.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as noted below.

Promissory Note

On October 24, 2023, the Company or Sponsor entered into a promissory note with Investor, pursuant to which the Investor agreed to provide a $250,000 loan to the Company or Sponsor. In consideration of the Initial Capital Contribution, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to Investor Subscription Shares at a rate of one Class A common stock for each $1.00 of Initial Capital Contribution, or the Investor may elect to receive payments in cash. The Subscription Shares, if issued, shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Initial Capital Contribution shall not accrue interest and shall be repaid by the Company, upon the closing of the initial business combination. The Company or Sponsor will pay to the Investor all repayments Sponsor or the Company has received within 5 business days of the closing of the initial business combination.

Nasdaq Compliance

After the Hearing with Nasdaq, the Company provided a chart listing each of the initial listing requirements and noted how it planned to meet each requirement, as requested by Nasdaq at the Hearing.

On October 9, 2023, the Company received a letter from Nasdaq stating that the Panel granted OTEC’s request for an exception until January 2, 2024, subject to the following:

(1)	On or before October 20, 2023, OTEC shall demonstrate compliance with MVLS Requirement, and

(2)	On or before January 2, 2024, OTEC shall complete the Business Combination, and establish compliance with Listing Rule 5505.

On October 10, 2023, the Company further demonstrated compliance with the MVLS Requirement.

On October 12, 2023, the Company received a letter from Nasdaq stating that the Company regained compliance under the MVLS Requirement. As such, this deficiency has been cured and the Company is in compliance with Nasdaq’s MVLS Requirement.

The Company anticipates completing the Business Combination pursuant to the Merger Agreement with Regentis and Merger Sub by the end of 2023, and upon such completion, expects to establish compliance with the Public Holder Requirement. The Company does not anticipate that its business operations will be affected and fully intends to regain compliance with the Public Holder Requirement. The Company will monitor its Nasdaq listing and evaluate its available options to regain compliance with Nasdaq.

Extension Payment to Trust Account

On October 27, 2023, the Company deposited $30,000, representing $0.037 per public share, into its Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023, as the sixth of twelve 1-month extensions permitted under the Company’s governing documents.

Amendment No. 2 to Form S-4

On November 3, 2023, the Company filed Amendment No. 2 to the initial Form S-4 filed on July 10, 2023.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of the Business Combination, at the earliest.

For the three months ended September 30, 2023, we had net loss of $403,562, largely driven by the formation and operating costs of $616,315, provision for income taxes of $43,011 and interest expense of $26,253, offset by interest income of $116,580 and change in fair value of warrant liabilities of $165,437.

For the three months ended September 30, 2022, we had net income of $4,088, largely driven by change in fair value of warrant liability of $308,445 and interest income of $354,619 offset by $658,976 in formation and operating costs.

For the nine months ended September 30, 2023, we had net loss of $1,993,333, largely driven by the formation and operating costs of $2,089,023, finance costs related to transfer of Original Sponsor shares to Aspire of $464,670, provision for income taxes of $81,823 and interest expense of $39,857, offset by interest income of $516,603 and change in fair value of warrant liability of $165,437.

For the nine months ended September 30, 2022, we had net income of $1,219,437, largely driven by change in fair value of warrant liability of $5,798,246 and interest income of $433,795 offset by $1,412,604 in formation and operating costs and $3,600,000 of Extension Offering costs allocated to warrants.

Liquidity and Going Concern

On September 30, 2023, we had cash of $74,916 and a working capital deficit of $4,873,521.

Our liquidity needs up to September 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (see Note 5), loans from related party and outside investors totaling $1,375,996 and $323,039 as of September 30, 2023 and December 31, 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account Trust Account.

As of September 30, 2023, we had cash in the Trust Account of $9,167,017. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete the Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, Presentation of Financial Statements—Going Concern, the Company has until June 2, 2024 (with extensions), to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 2, 2024. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets on September 30, 2023 and December 31, 2022.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 16,543,700 shares for the three and nine months ended September 30, 2023 and 2022 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness related to disclosures and complex financial instruments as it relates to accounting for contingently redeemable Class A common stock subject to possible redemption and the overdraw of Trust assets.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and Maxim Group LLC, as representatives of the several underwriters (incorporated by reference as Exhibit 1.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
2.1	Agreement and Plan of Merger, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., and R.B. Merger Sub Ltd. (Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 7, 2023, by and among OceanTech Acquisitions I Corp., R.B. Merger Sub Ltd. and Regentis Biomaterials Ltd.
3.1	Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. dated May 27, 2021 (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
3.2	Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference from Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on December 2, 2022).
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference from Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 30, 2023).
3.4	Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on September 6, 2023).
10.1	Investment Management Trust Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
10.2	Voting Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd. and certain shareholders of Regentis party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
10.3	Sponsor Support Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., Aspire Acquisition LLC and certain individuals party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November 2023.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Suren Ajjarapu
Name:	Suren Ajjarapu
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name:	Francis Knuettel II
Title:	Chief Financial Officer (Principal Financial Officer)