Form 10-K
period 2023-12-31
OceanTech Acquisitions I Corp.
filed 2024-04-16
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was $ 8,817,958.

As of April 12, 2024, 3,497,475 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

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

Item 1.  BUSINESS

Formation.

We are a blank check company incorporated in Delaware on February 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies. To date, our efforts have been limited to organizational activities, activities related to the IPO, searching for a business combination target, conducting due diligence on potential acquisition targets and proceeding with the initial business combination.

Initial Public Offering.

Our sponsor was OceanTech Acquisitions I Sponsors LLC (the “Original Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering” or “OTEC IPO”) was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Units, resulting in incremental gross proceeds of approximately $3.3 million. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

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

Sponsor Purchase Agreement.

On March 13, 2023, the Company, Original Sponsor and Aspire Acquisition LLC, a Delaware limited liability company (“Aspire”, “New Sponsor” or the “Sponsor”) entered into a Purchase Agreement (the “PSA”). Pursuant to the PSA, (A) Sponsor agreed to purchase 2,581,500 shares of OTEC Class B Common Stock, par value $0.0001 per share, and 5,869,880 Private Placement Warrants to acquire one share of OTEC Class A Common Stock, par value $0.0001 per share, for an aggregate purchase price of $1.00 (collectively, the “SPAC Securities”), payable at the time OTEC effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination. Initial Sponsor transferred, delivered, and assigned the SPAC Securities to Sponsor, free and clear of all liens and encumbrances; and (B) the Company recorded such transfer. Pursuant to the PSA, upon the closing of the Business Combination: (i) Sponsor will pay Original Sponsor $1 (one dollar); (ii) Sponsor will convey 250,000 shares of OTEC Class B Common Stock (the “Closing Shares”) to the equity holders of Original Sponsor as of March 13, 2023 (the “Original Sponsor Equity Holders”) pro rata based on the Original Sponsor Equity Holders’ underlying interest in shares of OTEC Class B Common Stock as of March 13, 2023 (such Closing Shares shall not be subject in any respect to any forfeiture, earnout, clawback, reduction or similar restrictive provision); (iii) Sponsor will convey 250,000 Private Placement Warrants to the Original Sponsor Equity Holders pro rata based on the Original Sponsor Equity Holders’ underlying interest in Private Placement Warrants as of March 13, 2023 (such Private Placement Warrants shall not be subject in any respect to any forfeiture, earnout, clawback, reduction or similar restrictive provision); and (iv) upon the closing of the PSA, Sponsor agreed to pay the former Chief Financial Officer of the Company, Charles Baumgartner, $5,000 directly per month during the transition period of three months following the appointment of new officers and board of directors, and agreed to reimburse the former Chief Executive Officer of the Company, Joseph Adir, $25,000. Sponsor assumed ownership of all agreements and obligations of the Original Sponsor, including but not limited to the obligations to cause the Company to make all of its public company reporting requirements, and all other obligations of Original Sponsor related to the Company.

To the extent the Company’s duration is extended for more than two years from the date of the prospectus dated May 27, 2021 for the OTEC IPO, Sponsor agreed to purchase an extension of directors’ and officers’ insurance substantially equivalent to such existing insurance for the duration of OTEC, which insurance coverage terms and insurance provider shall be substantially comparable to the directors’ and officers’ insurance policy currently in effect and will continue to cover the existing directors and officers for actions taken during their service as a director or officer of the Company. The Company acknowledged and agreed that Sponsor had the right to replace the Company’s current directors with any such directors as Sponsor may select in its sole discretion, and concurrently, with the execution of the PSA. The Company’s then-current directors and officers submitted resignation letters, and the Sponsor replaced the Company’s current directors and officers with directors and officers of the Company selected in the Sponsor’s sole discretion.

Extension of Deadline to Complete the Company’s Initial Business Combination Prior to Charter Amendments.

On June 2, 2022, the Company extended the deadline to complete its initial business combination by six months from June 2, 2022 to December 2, 2022. The extension was permitted under the Company’s governing documents. In connection with such extensions, the Company caused to be deposited into the Trust Account $1,548,900 for each such extension.

First Charter Amendment.

In a special meeting held on November 29, 2022, our stockholders approved the Certificate of Amendment (the “First Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (as amended, the “Existing OTEC Charter”), changing the structure and cost of our right to extend the date by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, stockholders further approved an amendment to the Company’s investment management trust agreement dated as of May 27, 2021, as amended (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period.

The First Charter Amendment allowed us to extend the Termination Date by up to six (6) one-month extensions to June 2, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each 1-month extension, our Original Sponsor, Sponsor or any of their affiliates or designees must deposit into our Trust Account $125,000 for each such one-month extension until June 2, 2023 and the procedure relating to any such extension, as set forth in the Trust Agreement, must be complied with. In connection with the approval of the First Charter Amendment on November 29, 2022, holders of 8,477,497 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.32 per share, for an aggregate of approximately $87.54 million, leaving 1,848,503 of our public shares outstanding after the November 29, 2022 shareholders meeting. Following such redemptions, the Company had approximately $20 million left in its Trust Account.

First Set of Extensions of Deadline to Complete the Company’s Initial Business Combination.

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

On March 31, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2023, to May 2, 2023.

On May 3, 2023, the Company issued a press release announcing that on May 2, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023, to June 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

Second Charter Amendment.

On May 30, 2023, the Company held a special meeting, at which stockholders voted upon, among other items, an extension proposal, approving the Second Amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate the initial business combination or merger from June 2, 2023 to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended) (the “Second Charter Amendment”), and the amendment to the Trust Agreement to correspondingly extend the Termination Date and update certain defined terms, subject to the approval of the board of directors of the Company, provided the Sponsor or its designees deposit into the Trust Account an amount equal to $0.037 per share for each public share or $30,000 (pursuant to non-interest bearing, unsecured loan to OTEC in the aggregate of $360,000 for such payment and in connection with that loan, the Company agreed to, at Sponsor’s option, repay the unsecured loan in cash or issue such lender up to an additional 36,000 shares of OTEC common stock, depending on the aggregate total of the unsecured loan), prior to the commencement of each extension period. In connection with such extension meeting, such extension payment was agreed upon and stockholders redeemed 1,035,788 shares of OTEC Common Stock for a pro rata portion of the funds in the Trust Account, resulting in $11,233,821 ($10.84 per share) being removed from the Trust Account to pay such holders. Following such redemptions in connection with this extension, the Company had $8,814,443 left in its Trust Account and the Company’s remaining shares of OTEC Class A Common Stock outstanding were 812,715. On May 30, 2023, OTEC issued a press release announcing the extension, and filed a Current Report on Form 8-K with the SEC.

Second Set of Extensions of Deadline to Complete the Company’s Initial Business Combination.

On June 1, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On June 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On July 28, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account, for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On August 31, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account, for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On September 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On October 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On November 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2023 to January 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On December 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2024 to February 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On January 30, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2024 to March 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On March 4, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2024 to April 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On April 3, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2024 to May 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

As of the date of this Annual Report, the Company has exercised its right to extend the deadline to complete its initial business combination eleven of twelve times by depositing or causing to be deposited into the Trust Account $30,000 for each such extension. The current Business Combination deadline is June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024).

Merger Agreement with Captura Biopharma, Inc.

On August 10, 2022, the Company, the Original Sponsor, and OceanTech Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub 1”) entered into a definitive Agreement and Plan of Merger (“the Merger Agreement 1”) with Captura Biopharma, Inc., a Delaware corporation (“Captura”). Pursuant to the Merger Agreement 1, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the Merger Agreement 1, the Company, the Original Sponsor, Merger Sub 1, and Captura planned to effect the merger of Merger Sub 1 with and into Captura, with Captura continuing as the surviving entity. In connection with entry into the Merger Agreement 1, (i) the Company and Captura entered into the voting agreements (the “Captura Voting Agreements”) with certain stockholders of Captura representing approximately 68% of the outstanding voting power of Captura’s equity securities (the “Captura Stockholders”) pursuant to which Captura Stockholders agreed to vote their securities in favor of the approval of the Merger Agreement 1 and the related business combination, and (ii) the Company, the Original Sponsor, and Captura entered into a sponsor support agreement (the “Captura Sponsor Support Agreement”) pursuant to which the Original Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement 1 and the business combination with Captura and to take other customary actions to cause such business combination to occur.

Termination of Merger Agreement with Captura Biopharma, Inc.

On October 13, 2022, the Company and Captura entered into a mutual termination agreement (the “Captura Termination Agreement”) pursuant to which the Company and Captura mutually agreed to terminate the Merger Agreement 1. The termination of the Merger Agreement 1 by the Captura Termination Agreement also terminated and made void the Captura Voting Agreements and Captura Sponsor Support Agreements, each of which were executed concurrently with the Merger Agreement 1.

Merger Agreement with Majic Wheels Corp.

On November 15, 2022, the Company, Merger Sub 1, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub 2”) and the Original Sponsor entered into a definitive Agreement and Plan of Merger (the “Merger Agreement 2”) with Maji Wheels Corp., a Wyoming corporation (“Majic”). Pursuant to the Merger Agreement 2, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the Merger Agreement 2, the Company, Merger Sub 1, Merger Sub 2, the Original Sponsor, and Majic planned to (i) effect the merger of Merger Sub 1 with and into Majic, with Majic continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “First Majic Merger”), and (ii) immediately following the First Majic Merger, effect the merger of Majic, as the surviving entity of the First Merger with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (the “Second Majic Merger”). In connection with entry into the Merger Agreement 2, (i) the Company and Majic entered into voting agreements (the “Majic Voting Agreements”) with certain stockholders of Majic representing approximately 73% of the outstanding voting power of Majic’s equity securities (the “Majic Stockholders”) pursuant to which the Majic Stockholders agreed to vote their securities in favor of the approval of the Merger Agreement 2 and the related business combination, and (ii) the Company, the Original Sponsor, and Majic entered into a purchaser support agreement (the “Majic Purchaser Support Agreement”) pursuant to which the Original Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement 2 and the related business combination and to take other customary actions to cause such business combination to occur.

Termination of Merger Agreement with Majic Wheels Corp.

On February 3, 2023, the Company and Majic entered into a mutual termination agreement (the “Majic Termination Agreement”) pursuant to which the Company and Majic mutually agreed to terminate the Merger Agreement 2. The termination of the Merger Agreement 2 by the Majic Termination Agreement also terminated and made void the Majic Voting Agreements and the Majic Purchaser Support Agreement, each of which were executed concurrently with the Merger Agreement 2.

Merger Agreement with Regentis.

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (“Regentis”), entered into an Agreement and Plan of Merger (as amended, collectively, the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger” or “Business Combination”), with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Transaction”).

On July 7, 2023, OTEC and Regentis executed Amendment No. 1 to Agreement and Plan of Merger to increase the merger consideration to $96 million from $95 million to account, in part, for the issuance of Regentis ordinary shares to Maxim (or its designees) pre-Closing for the fee to which it would be entitled upon consummation of the Business Combination.

Form S-4.

The Company filed with the SEC the initial Form S-4 on July 10, 2023, which was amended on September 13, 2023, amended on November 3, 2023, amended on December 20, 2023, and further amended on December 29, 2023 (collectively, the “S-4”) relating to the Merger Agreement, by and among the Company, Regentis and Merger Sub. On December 29, 2023, the Company received the notice of effectiveness from the SEC. The Company’s S-4 can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

OTEC Stockholders Approved the Business Combination with Regentis.

On January 2, 2024, the Company filed with the United States Securities and Exchange Commission (the “SEC”) a definitive proxy statement/prospectus, as supplemented by the Form 8-K filed on January 19, 2024 (collectively, the “Proxy Statement”) with respect to its special meeting of stockholders to be held on February 9, 2024 at 10:30 a.m. EST (the “Special Meeting”) to vote upon the proposals detailed in the Proxy Statement including, among others, a proposal to approve and adopt the Merger Agreement attached to the Proxy Statement as Annex A, by and among the Company, Regentis and Merger Sub. The deadline for holders of its Class A common stock to submit their shares for redemption was on February 7, 2024. At the Special Meeting, the OTEC stockholders voted on each proposal presented, as described in the Proxy Statement, and approved each proposal. No other items were presented for stockholder approval at the Special Meeting.

In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (the “February Redemptions”). The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

Compliance with Nasdaq’s Listing Rules.

On January 24, 2023, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq”) stating that OTEC’s Market Value of Listed Securities (the “MVLS”) for the last 30 consecutive business days (from November 29, 2022 to January 23, 2023) was below the required minimum of $35 million for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), OTEC has 180 calendar days (the “Compliance Period”) (or until July 24, 2023) to regain compliance. The Notification Letter states that Nasdaq will close the matter and provide written confirmation that the Company has achieved compliance with rule 5550(b)(2) if at any time before July 24, 2023, the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days. The Company’s business operations are not affected by the receipt of the Notification Letter and the Company fully intends to regain compliance with Nasdaq listing rules. The Company continued to monitor its Nasdaq listing between the initial filing of the Form S-4 on July 10, 2023, and July 24, 2023, and to evaluate its available options to regain compliance with Nasdaq’s minimum MVLS rule within the Compliance Period.

On July 24, 2023, OTEC submitted a Plan to Regain Compliance with Nasdaq Listing Rule 5550(b)(2) for continued listing on Nasdaq, stating OTEC is working with its investment bankers and financial advisors to ensure that it will have a MVLS of at least $35 million for continued listing on Nasdaq as required, in connection with the Closing of the Business Combination.

On July 25, 2023, OTEC received written notice (the “Delisting Letter”) from Nasdaq that OTEC had not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C), and, unless OTEC requested an appeal of this determination, its securities would be delisted from Nasdaq, trading of its common stock would be suspended at the opening of business on August 3, 2023, and a Form 25-NSE would be filed with the Securities and Exchange Commission to remove its securities from listing and registration on Nasdaq.

On July 27, 2023, OTEC requested such hearing, and wired the $20,000 fee to Nasdaq for such hearing, prior to 4:00 p.m. Eastern Time on August 1, 2023, as required in the Delisting Letter, to begin the process to appeal such determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of OTEC’s securities and the filing of the Form 25-NSE pending the panel’s decision.

On July 28, 2023, OTEC received a letter from Nasdaq in which Nasdaq provided a hearing date of September 21, 2023, and written instructions prior to the hearing. On August 30, 2023, OTEC sent its written submission prior to the deadline of noon on September 1, 2023, in compliance with such instructions, detailing its updated plan to regain compliance and including other information requested.

To address the deficiency, OTEC filed a Definitive Proxy Statement on Schedule 14A on August 23, 2023, providing notice of a special meeting of stockholders to be held on September 5, 2023 to propose to amend OTEC’s existing certificate of incorporation dated as of May 27, 2021, as amended on December 1, 2022 by that certain First Amendment to the Amended and Restated Certificate of Incorporation, as further amended on May 30, 2023 by that certain Second Amendment to the Amended and Restated Certificate of Incorporation, and as may be further amended (collectively, and as further amended on September 5, 2023 by that certain Amendment to the Amended and Restated Certificate of Incorporation, the “Existing OTEC Charter”), to provide for the right of the holders of the OTEC Class B Common Stock to convert such shares into shares of the OTEC Class A Common Stock on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”), rather than upon the closing of an initial business combination, in order to authorize OTEC to regain compliance with the MVLS rule of Nasdaq.

OTEC noted that on August 23, 2023, the current holders of the OTEC Class B Common Stock held 2,581,500 shares (held by the Sponsor, and anticipated to be voted for the Founder Share Amendment Proposal), whereas the holders of the remaining OTEC Class A Common Stock held 915,975 shares. Therefore, with the Sponsor holding the majority of voting shares, the Founder Share Amendment Proposal was approved on September 5, 2023, and with conversion of the OTEC Class B Common Stock to OTEC Class A Common Stock, resulted in OTEC’s market value of securities increasing approximately $28,706,280 in addition to OTEC’s then-current market value of securities being approximately $10,185,642, based on calculations utilizing the OTEC Common Stock closing price of $11.12 per share on August 28, 2023. OTEC anticipated the market value of securities of OTEC Common Stock to total approximately $38,891,922, above the required $35 million. The following ten consecutive business days after September 5, 2023, ended ahead of the hearing held on September 21, 2023, which OTEC believed would bring it into compliance and cure its deficiency with the MVLS rule of Nasdaq prior to such hearing.

After the hearing with Nasdaq, OTEC provided a chart listing each of the initial listing requirements and noted how it planned to meet each requirement, as requested by Nasdaq at the hearing. On October 12, 2023, following the hearing, OTEC received a letter from Nasdaq stating that the Company regained compliance under the MVLS requirement. As such, this deficiency has been cured and OTEC is in compliance with Nasdaq’s MVLS requirement.

However, as previously disclosed in a Form 8-K filed September 14, 2023, on September 13, 2023, OTEC received written notice from Nasdaq stating that OTEC currently does not meet the required minimum of 300 public holders for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(3) (the “Public Holder Rule”), and further stated that Nasdaq’s panel would consider this matter in rendering a determination regarding OTEC’s continued listing on Nasdaq at the hearing already scheduled on September 21, 2023. At the hearing, OTEC discussed its anticipated compliance with the Public Holder Rule upon the closing of the Business Combination pursuant to the Merger Agreement with Regentis and the Merger Sub. As noted above, following the hearing, OTEC submitted a chart listing each of the initial listing requirements and noted how it planned to meet each requirement, as requested by Nasdaq at the hearing. On October 9, 2023, the Company received a letter from Nasdaq stating that the panel granted OTEC’s request for an exception until January 2, 2024, subject to the following:

(1)        On or before October 20, 2023, OTEC shall demonstrate compliance with MVLS requirement, and

(2)        On or before January 2, 2024, OTEC shall complete the Business Combination, and establish compliance with Listing Rule 5505.

On October 10, 2023, the Company further demonstrated compliance with the MVLS requirement and received the confirmation from Nasdaq noted above on October 12, 2023, confirming that OTEC had regained compliance with the MVLS requirement. OTEC anticipates completing the Business Combination pursuant to the Merger Agreement with Regentis and Merger Sub, and upon such completion, expects to establish compliance with Listing Rule 5505 and the Public Holder Rule.

On December 20, 2023, Nasdaq granted OTEC’s oral request to extend the deadline of January 2, 2024 to January 22, 2024.

On January 5, 2024, the Company, received written notice from Nasdaq stating that because the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2022, the Company no longer complies with Listing Rules 5620(a), 5810(c)(2)(G), and IM-5620 for continued listing (the “Annual Meeting Requirement”), and requesting a response from the Company by January 12, 2024.

On January 9, 2024, the Company submitted its plan to regain compliance with the Annual Meeting Requirement by closing the Business Combination. The Company noted that the S-4 contains the audited financial statements of the Company and of Regentis for their 2022 fiscal years, and the unaudited interim financial statements of the Company and of Regentis as of and for the fiscal period ended September 30, 2023 along with unaudited pro forma financial statements for review by stockholders. Additionally, upon Closing, the combined entity will be required to be in compliance with the Annual Meeting Requirement by December 31, 2024, and the combined entity plans to hold an annual meeting in 2024 in accordance with such requirement. Further, in anticipation of Closing, the Company filed the Proxy Statement with the SEC on January 2, 2024 and had already scheduled the special meeting for stockholders to vote on the Business Combination. If the Company were to hold an annual meeting after such Special Meeting date, the stockholders of the Company would be asked to vote on items that are moot (for example, the election of existing Company directors after approving at the special meeting the election of the directors to serve on the Company’s board of directors post-Closing) or such stockholders may have already redeemed, which would likely cause stockholder confusion and legal uncertainty as to the effect of the subsequent election of a different slate of directors who would not ultimately be the slate of directors who would serve on the board of directors upon the Closing of the Business Combination. The Company would also be unable to furnish to its stockholders an annual report as required by applicable SEC rules given the requirement to include audited financial statements for 2023, which would not yet be available, and as noted above, the Company has provided stockholders with the audited financial statements for 2022 included in the S-4 and the Proxy Statement mailed to stockholders.

On January 22, 2024, the Company received a notice from Nasdaq, providing that because the Company had not yet closed the Business Combination, trading in the Company’s shares would be suspended at the open of business on January 24, 2024. Additionally, the notice from Nasdaq stated that the Company may appeal the decision and request that the Nasdaq Listing and Hearing Review Council review such decision. A written request for review must be received within 15 days from the date of the decision and pursuant to Nasdaq Listing Rule 5820(a), the Company must submit a fee of $15,000 to Nasdaq to cover the cost of the review. Unless the Company submitted such appeal, the Company’s shares would be delisted from Nasdaq. The Company submitted the request for the appeal on January 23, 2024, which was accepted by Nasdaq on January 24, 2024, at which time, Nasdaq requested the Company submit the brief memorandum.

On February 5, 2024, the Company submitted its brief memorandum and on February 23, 2024, the Company received the brief memorandum from the staff of Nasdaq to which it responded on March 1, 2024 with the following updates:

●	The Company now currently has 290 round lot holders (100 of whom hold positions of $2,500.00 or greater), and anticipates being able to obtain approximately 108 additional public holders arising from the liquidation of the Company’s sponsor and approximately 40 additional public holders arising from the issuance of Merger Consideration shares to Regentis securityholders at Closing. The Company expects approximately 438 public holders, well above the 300 public holders required by the Public Holder Requirement. Given the redemptions to date, it is the intention of the Company to release the individual members holding shares from the sponsor liquidation from the lock-up.

●	The Company did not take into account that current public holders in the Company may exercise redemption rights prior to the Business Combination to reduce the number of public holders because the redemption period ended on February 7, 2024, as set forth in the Proxy Statement. As such, the Company does not expect any additional redemptions. Additionally, because the Company is currently suspended from trading on Nasdaq, these public holders are not expected to trade.

●	The Company has made significant progress since the Company’s brief memorandum submitted on February 5, 2024, and believes it will be in compliance with the Public Holder Requirement upon the Closing of the Business Combination.

●	In response to the staff’s comments regarding the Annual Meeting Requirement, the Company previously discussed with Stanley Higgens of Nasdaq and came to the conclusion together that it would be unable to hold the annual meeting in accordance with the Annual Meeting Requirement as further detailed and set forth below. However, the Company and Regentis, as the combined entity (the “Post-Closing Company”) can and will hold an annual meeting in accordance with the Annual Meeting Requirement. Because of this, the Company again requested the extension of time to comply with the Annual Meeting Requirement.

●	To recap, the reasons the Company was unable to hold the annual meeting include that the Company originally intended to close the Business Combination prior to the end of 2023. In anticipation of Closing, the Company filed a definitive proxy statement/prospectus pursuant to Rule 424(b)(3) under the Securities Act and Regulation 14A of the Securities Exchange Act on January 2, 2024 and has scheduled the special meeting for stockholders to vote on the Business Combination on February 9, 2024. If the Company were to hold an annual meeting after such special meeting date, the stockholders of the Company would be asked to vote on items that are moot (for example, the election of existing Company directors after approving at the special meeting the election of the directors to serve on the Company’s board of directors post-Closing) or such stockholders may have already redeemed, which would likely cause stockholder confusion and legal uncertainty as to the effect of the subsequent election of a different slate of directors who would not ultimately be the slate of directors who would serve on the board of directors upon the Closing of the Business Combination. Because the stockholders that may no longer even plan to be stockholders in connection with redeeming shares would be voting on a slate of directors that were no longer going to be directors upon the Business Combination, we agreed that holding an annual meeting would be moot and not in accordance with the intent of the Annual Meeting Requirement.

●	Additionally, the Company will be unable to furnish to its stockholders an annual report as required by applicable SEC rules given the requirement to include audited financial statements for 2023, which will not be available until after the completion of the Business Combination. The Company has provided stockholders with the S-4 and the proxy statement/prospectus mailed to stockholders, which contain the audited financial statements of the Company and of Regentis for their 2022 fiscal years, and the unaudited interim financial statements of the Company and of Regentis as of and for the fiscal period ended September 30, 2023, along with unaudited pro forma financial statements for review by stockholders.

●	Though the Company was not able to hold the annual meeting, the Company has held special meetings in 2023 and already in 2024. Additionally, upon Closing, the Post-Closing Company will be required to be in compliance with the Annual Meeting Requirement by December 31, 2024, and the Post-Closing Company will hold an annual meeting in 2024 in accordance with such requirement.

The Company received an additional request from the staff of Nasdaq on March 11, 2024, to which it responded on March 15, 2024. The response included the closing conditions then in process, the necessary approvals and tax rulings required by Israeli law with the status of the same, the Company’s balance sheet and cash on hand, and the status of PIPE investments—all of which the Company provided.

On April 2, 2024, the Company received another request for further updates from the staff of Nasdaq. On April 5, 2024, the Company provided the following:

●	The Closing of the Business Combination has not yet occurred due to a delay with Nasdaq’s approval of the initial listing application for the post-closing entity. Upon further recent discussions with Nasdaq, given trading in the Company’s securities has been suspended since January 2024, we understand that Nasdaq requires the Company to establish an initial listing/bid price for the stock through over the counter trading and that they would need to evaluate a minimum of 5 trading days to establish such initial listing/bid price for the stock. The Company immediately reached out to FINRA to discuss the process for enabling over the counter trading of the Company’s stock, and FINRA advised the Company that special purpose acquisition companies whose securities are suspended from trading are not automatically eligible for over the counter trading. As such, the Company was required to request that a market maker apply to FINRA to permit trading of the Company’s stock over the counter . The Company discussed this application process with Maxim Group LLC, which is acting as a market maker for the Company’s securities listed on Nasdaq, and on March 25, 2024, Maxim Group LLC submitted the requisite Form 211 with FINRA to initiate the process to qualify the Company’ securities for over the counter trading. The Company and Maxim Group LLC have provided all information requested by FINRA and are currently awaiting approval to trade over the counter. After FINRA’s approval, as noted above, Nasdaq requested that the Company’s stock trade for a minimum of 5 trading days to establish the requisite initial listing/bid price for the stock. The Company anticipates that Nasdaq will then approve the initial listing application and the Company will be able to move forward with the Closing of the Business Combination.

●	As provided on March 15, 2024, before the parties are able to close the Business Combination, the parties must satisfy the following closing conditions, as more fully described in Article VI of the Merger Agreement and on pages 39-40 of the Proxy Statement:

○	Approval, subject to official notice of issuance, of the listing application with Nasdaq in connection with the transactions and the Merger Consideration. The Company and Regentis have been in close contact with the Nasdaq initial listings representatives working through the initial listing qualification requirements, as noted above, including with respect to the over the counter trading needed to establish the initial listing/bid price for the stock.

○	The amount equal to (a) all amounts in the Trust Account (after deducting the aggregate amount of payments required to be made in connection with the Redemption (as defined in the Agreement and Plan of Merger) and payment of the Regentis Transaction Expenses and OTEC Transaction Expenses) or OTEC’s operating account immediately prior to the Closing, plus (b) the aggregate amount of cash of OTEC on hand immediately prior to the Closing plus (c) the net amount of any PIPE Investment received by OTEC or Regentis on or prior to the Closing (the “Available Closing OTEC Cash”) shall be equal to or greater than $6,000,000 (after payment of expenses). The Company, Regentis, each of their counsel and Maxim Group LLC have finalized their negotiations of the financing documents with investors for the requisite financing sources to provide the necessary funding required for Closing and expect to sign the definitive documentation for this financing in connection with the Closing. Regentis expects to waive the minimum Available Closing OTEC Cash condition in connection with the Closing.

○	A final affidavit stating that all closing conditions have been satisfied is required to be filed with the Israeli Register of Companies before a certificate of merger can be obtained for the Business Combination. The timeframe between filing the final affidavit and being able to obtain the certificate of merger is usually a few business days in Israel (Sunday-Thursday, Israeli time). The Company and Regentis are pending confirmation from Nasdaq for clearance to list prior to being able to submit such form. However, the parties have provided draft, unsigned affidavits for review by the Israeli Register of Companies in hopes of expediting such timeline between being able to submit the final affidavit when all closing conditions are satisfied and obtaining the certificate of merger.

Our Business Strategy & Competitive Strengths

We focused our search for an initial business combination on private companies that have either positive operating cash flow or compelling unit economics combined with a clear path to positive operating cash flow, tangible or intangible assets with significant barriers to entry, and experienced incentivized management teams. Our selection process allowed us to leverage a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Unique Pipeline of Acquisition Opportunities. We believe the combination of our Chief Executive Officer Suren Ajjarapu’s broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms enabled us to identify and evaluate compelling target businesses.

●	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will be Well-Received by the Public Markets. We believe that our management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

●	Providing an Alternative Path to Becoming Public. We believe our structure makes us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, now that the proposed business combination was approved by our stockholders and the transaction is planned to be consummated, the target business will effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to public investors.

●	Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of approximately $9,326,615 as of April 4, 2024, available to use for a business combination and to pay the February Redemptions of approximately $9.2 million, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Business Strategy and Target Industries

While we initially sought to pursue a target in the leisure marine, yachting and superyachting industries, our Board of Directors has determined that we should broaden our search to additional industries in order to complete a business combination and maximize profit to shareholders. We have sought to enter into a business combination with a business that is well positioned to leverage the industry expertise, insights and relationships of the New Sponsor, our board of directors and advisory board, and to create significant opportunities for value creation and improved financial performance.

While we may acquire a business in any industry, our focus will be on industries in Europe, the United States and other developed countries. Regentis is an Israeli company. We believe this focus is attractive for a number of reasons:

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

We will have until June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) to consummate an initial business combination in accordance with the past charter amendments. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the Regentis will have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Common Stock or for a combination of our shares of Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Corporate Opportunities

Article X of the Existing OTEC Charter provides that, to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to OTEC or any of its officers or directors, or any of their respective affiliates, in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the Existing OTEC Charter or in the future, and OTEC renounces any expectancy that any of the directors or officers of OTEC will offer any such corporate opportunity of which he or she may become aware to OTEC, except, the doctrine of corporate opportunity shall apply with respect to any of the directors or officers of OTEC with respect to a corporate opportunity that was offered to such person solely in his or her capacity as a director or officer of OTEC and (i) such opportunity is one OTEC is legally and contractually permitted to undertake and would otherwise be reasonable for OTEC to pursue and (ii) the director or officer is permitted to refer that opportunity to OTEC without violating any legal obligation. The fact that we have such provisions in our Existing OTEC Charter waiving the corporate opportunities doctrine on an ongoing basis means that OTEC’s officers and directors have not been obligated and continue to not be obligated to bring all corporate opportunities to OTEC.

Although the provisions of Article X of the Existing OTEC Charter exempt OTEC and its officers and directors from appliable corporate opportunity doctrines, OTEC and its officers and directors have nonetheless acted within the parameters of such applicable doctrines since OTEC’s inception, including during all activities related to the OTEC IPO and the Business Combination. Further, OTEC’s officers and directors do not hold positions nor devote their time to any other special purpose acquisition companies that would have competing interests with those of OTEC. The potential conflict of interest relating to the waiver of the corporate opportunities doctrine in our Existing OTEC Charter did not, to our knowledge, impact our search for an acquisition target or prevent us from reviewing any opportunities as a result of such waiver.

Our Business Combination Process

In evaluating prospective business combinations, we have conducted a thorough due diligence review process that encompassed, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We sought to utilize the expertise of our management team in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

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

Financial Position

As of December 31, 2023, we had funds available for an initial business combination in the amount of approximately $9.4 million assuming no redemptions and after payment of $3.6 million of deferred underwriting fees and before fees and expenses associated with our initial business combination. With these funds we offer Regentis a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to Regentis to fit its needs and desires. As of December 31, 2023, we had not secured third party financing and there can be no assurance it will be available to us at the time of closing the Business Combination.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until after we consummate our initial business combination with Regentis. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We are seeking to complete our initial business combination with Regentis, which may be financially unstable or in its early stages of development or growth, and that could subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

In no event will our New Sponsor or any of our existing officers or directors, or any entity with which our New Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our New Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. Commencing on May 28, 2021, we agreed to pay the Original Sponsor a total of $10,000 per month until March 13, 2023 and then to pay the New Sponsor from March 13, 2023 for office space, utilities and secretarial and administrative support and to reimburse the New Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination.

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

As previously disclosed, the Company sought to close business combinations with two other companies prior to seeking the Business Combination with Regentis. After deciding to mutually terminate each of those two, the Company started identifying other targets, and received Regentis’ information from Maxim. On February 3, 2023, Maxim introduced Regentis to Mr. Adir and Mr. Ajjarapu. When the Regentis opportunity was presented to OTEC, it was aware, and considered, that Maxim, as Regentis’ financial advisor, would receive a success fee from Regentis if the Business Combination was consummated in addition to the deferred underwriting fees it would receive from OTEC for its role as OTEC IPO underwriter. OTEC confirmed its understanding of Maxim’s role in the Business Combination and deemed it to be not material with regards to conflict of interest as the OTEC IPO had already been consummated on June 2, 2021 pursuant to the Underwriting Agreement, Maxim exercised its over-allotment option limited to 326,000 Units on June 17, 2021 with the remaining over-allotment option terminating on June 22, 2021, and Maxim had waived its right of first refusal in exchange for a cash payment of $2 million upon the closing of a business combination on December 15, 2021 as a result of a demand made by a potential target. Given that Maxim had not been advising OTEC since the OTEC IPO, both Maxim and OTEC considered the previous arrangement between them to have terminated or otherwise expired and there was not an ongoing relationship, other than remaining deferred underwriting fees to be paid as such compensation had already been earned. Maxim continued to present companies to OTEC for consideration to the extent that Maxim was engaged by the potential target as financial advisor. Maxim is not acting as financial advisor to OTEC in the transaction with Regentis. The cash payment due to Maxim under the amendment to the underwriting agreement is due to Maxim regardless of whether Maxim acts as financial advisor to Regentis or any other potential target. Thus, OTEC believed that the fee due to Maxim was not a conflict from Maxim representing Regentis in this transaction.

On February 4, 2023, OTEC and Regentis executed an NDA, following which Mr. Adir, Mr. Ajjarapu, representatives from Maxim, and representatives from Doron Tikotsky Kantor Gutman Nass & Amit Gross (“DTKGG”), Israeli counsel to Regentis which was initially engaged in February 2019, attended an initial meeting with management of Regentis. At this meeting, Regentis’ management team presented and provided additional information and details on their technology, roadmap, regulatory process, financial statements and projections, market opportunity and business strategy.

After the meeting on February 4, 2023, the data room for Regentis was opened, following which, members of OTEC’s management, representatives of Nelson Mullins and later, Goldfarb Gross Seligman & Co., Israeli counsel to OTEC, which was initially engaged in March 2023, began reviewing the contents of the data room. From such time and until the execution of the Merger Agreement, OTEC and its representatives and advisors conducted or caused to be conducted, business, financial, accounting, tax, commercial and labor due diligence review, including representatives of Nelson Mullins and Goldfarb Gross Seligman & Co., reviewing certain legal due diligence of Regentis. OTEC held meetings and had various discussions with members of Regentis’ management and its advisors and representatives on such due diligence matters. Particularly, out of all of the potential targets that management reviewed, Regentis appeared most ready to become public within a reasonable timeline as Regentis already completed a two-year audit, and had developed a product marketable in Europe, with the OTEC Board determining that approval in the U.S. seemed likely. The OTEC Board also obtained the Fairness Opinion supporting the valuation of Regentis, as further discussed herein.

Additionally, in the weeks following the execution of the NDA by OTEC and Regentis on February 4, 2023, and prior to the execution of the LOI (as defined below) by OTEC and Regentis on February 28, 2023, Mr. Ajjarapu, Mr. Adir and Mr. Peterson held telephonic conferences and virtual meetings to discuss commercial and legal due diligence on Regentis’ business to assist OTEC and its advisors in understanding Regentis’ financial position and business prospects. Representatives of OTEC and Regentis discussed the terms of the Business Combination between the parties, including valuation, valuation methodology and financial and operating projections, subject to OTEC and its advisors further reviewing due diligence of Regentis and its business operations. Key aspects that were considered throughout these negotiations include:

●	Unmet medical need for Regentis’ products in U.S. markets, Europe, India and other parts of the world and resulting demand for such products;
●	FDA approval process in the U.S.;
●	Stage of the FDA approval in the U.S.;
●	Timeframe for the FDA to approve Regentis’ products in the U.S.;
●	Cost benefit analysis of the current treatment options available versus Regentis’ products providing a solution;
●	Pricing and manufacturing aspects of Regentis’ products in the US;
●	Market size of Regentis’ products in the U.S.;
●	Details regarding approval of Regentis’ products for use in Europe;
●	Strategy for how to commercialize Regentis’ products in Europe while waiting on FDA approval in the U.S.;
●	Pricing and manufacturing aspects regarding the launch of Regentis’ products in Europe;
●	Market size of Regentis’ products in Europe;
●	Timeframe for Regentis to commercialize its products in Europe quickly and effectively;
●	Details regarding approval of Regentis’ products for use in markets for the rest of the world, including India;
●	Strategy for how to commercialize Regentis’ products in the rest of the world, including India;
●	Pricing and manufacturing aspects regarding the launch of Regentis’ products in India and other parts of the world;
●	Market size of Regentis’ products in in the rest of the world, specifically the market in India;
●	Timeframe for Regentis to commercialize its products in India and potentially other parts of the world quickly and effectively;
●	Stage of existing financial audits in place; and
●	Auditors engaged and quality of such financial audits.

OTEC arrived at a valuation proposal of $75 million based on DCF models, WACC models, and EBITDA multiples models. This valuation was presented to the OTEC board of directors verbally and to the Maxim team verbally, who presented such valuation to Regentis. Regentis came back with a valuation expectation of $125 million. The discussions on valuation between OTEC and Regentis continued with topics described above being argued and weighed by both parties in their valuation proposals in numerous conference calls and electronic mail communications between the business management teams of Regentis and OTEC. As the discussions continued, both sides made valuation proposals that narrowed their differences of the valuation of Regentis. Regentis advocated that with a swift, more aggressive timeline to consummate the Business Combination and bring its products to market, Regentis would be worth more, while OTEC advocated for a lower valuation given the uncertainty regarding the timeline to bring Regentis’ products to the market. Given the multiple factors that were considered in the negotiations and the multiple proposals made by both sides, the weighting of the various factors by each party in agreeing to the valuation may reflect different views on any factor by both parties. Ultimately, after several rounds of discussions with Regentis, Maxim, and the OTEC Board, the valuation was initially agreed to be $95 million, approximately $20 million higher than OTEC’s original proposal and approximately $30 million lower than Regentis’ original expectation based on each party’s evaluation of the factors that affected the valuation.

After the data room review, Mr. Adir, Mr. Ajjarapu and other members of the OTEC management team prepared a draft letter of intent (the “LOI”). It was presented, and following discussions, approved by the OTEC board of directors on February 16, 2023.

After approval of the OTEC board of directors, the draft LOI was sent to Regentis on February 16, 2023, outlining the terms of a prospective business combination.

While the LOI was being negotiated, OTEC continued to pursue other potential opportunities.

On February 28, 2023, OTEC held a board meeting during with management and the board of directors discussed extension capital funding options, and in an effort to protect investors in OTEC, OTEC’s board of directors considered whether it would be more effective to facilitate a change in OTEC’s sponsor from the Initial Sponsor to Sponsor to see the completion of an initial business combination, with Sponsor’s understanding of the then-current market for special purpose acquisition companies in the United States. Mr. Ajjarapu was a board member of the Initial Sponsor located in the United States, where OTEC is based, while many of the other board members of the Initial Sponsor were located in Spain and other parts of Europe. OTEC’s board of directors believed that Mr. Ajjarapu had the expertise to complete an initial business combination based on his knowledge of the market for special purpose acquisition companies in the United States, ability to raise cash for any minimum cash requirement and prior experience with mergers and acquisitions. At that time, the Initial Sponsor had not been able to complete a business combination with Captura or Majic Wheels, and was open to Sponsor assuming its obligations in exchange for the terms noted below. It was determined, and the OTEC board of directors approved, the sale of the OTEC securities held by the Initial Sponsor to Sponsor, controlled by Mr. Ajjarapu (who was also on the board of directors of the Initial Sponsor, and is currently the chief executive officer of OTEC and controls the Sponsor), with Sponsor assuming certain obligations of Initial Sponsor and acquiring the OTEC Class B Common Stock of Initial Sponsor upon the following terms: (i) Sponsor will pay Initial Sponsor $1 (one dollar); (ii) Sponsor will convey 250,000 shares of OTEC Class B Common Stock as the Closing Shares to the Initial Sponsor Equity Holders pro rata based on the Initial Sponsor Equity Holders’ underlying interest in shares of OTEC Class B Common Stock as of March 13, 2023 (such Closing Shares shall not be subject in any respect to any forfeiture, earnout, clawback, reduction or similar restrictive provision); (iii) Sponsor will convey 250,000 Private Placement Warrants to the Initial Sponsor Equity Holders pro rata based on the Initial Sponsor Equity Holders’ underlying interest in Private Placement Warrants as of March 13, 2023 (such Private Placement Warrants shall not be subject in any respect to any forfeiture, earnout, clawback, reduction or similar restrictive provision); and (iv) Sponsor paid the former Chief Financial Officer of OTEC, Charles Baumgartner, $5,000 (five-thousand dollars) directly per month during the transition period. Such PSA was designed in order to provide a return on capital to the holders of such OTEC Class B Common Stock upon the closing of the Business Combination and reimburse the Initial Sponsor for expenses incurred such that Initial Sponsor could recover from its investments in OTEC up until this point, while also agreeing to terms suggested by members of OTEC and presented by Sponsor to avoid an initial business combination not being consummated, which would result in Initial Sponsor losing capital. Sponsor required the terms noted above in order to move forward with consummating an initial business combination and investing its capital in OTEC.  Also on February 28, 2023, Sponsor acquired the Founder Shares held by Initial Sponsor and set up a new board and replaced the Chief Executive Officer and Chief Financial Officer.

Also on February 28, 2023, the new management of OTEC had a meeting with Regentis during which the LOI was negotiated. These negotiations focused principally on the Closing Cash Condition and the need for an earn-out. The new management of OTEC wanted no Closing Cash Condition while Regentis sought a higher amount. Given that Mr. Ajjarapu had been involved in the negotiation of the valuation for Regentis, the parties did not renegotiate the valuation. Ultimately, the parties settled at the $6 million after payment of expenses. OTEC believed this amount would be obtainable in current market conditions and Regentis believed that this was the minimum amount necessary to achieve its immediate financing needs. With respect to the earn-out, Regentis wanted all of the consideration to be provided at Closing, essentially increasing the valuation, while OTEC insisted on more of the consideration to be performance based over a three-year period. OTEC ultimately agreed to the earn-out so that if Regentis were to deliver on what it believed it was capable of, the Regentis shareholders would benefit and that OTEC stockholders were not unduly at risk with an in appropriately high valuation at closing. Thus, both sides stockholders share the execution risk. Ultimately, the parties agreed on the earn-out terms described elsewhere in this proxy statement/prospectus.

Following the negotiations between OTEC and Regentis, the Regentis board of directors approved the execution of the LOI with OTEC.

Also on February 28, 2023, the LOI was executed by OTEC and Regentis.

On March 7, 2023, OTEC and Regentis held a meeting and negotiated the terms of the LOI, reviewed diligence and discussed milestones and other items necessary to effect the Business Combination.

On March 12, 2023, Goldfarb Gross Seligman & Co., Israeli counsel to OTEC was formally engaged.

On March 13, 2023, Sponsor assumed certain obligations of the Initial Sponsor and acquired the shares of Initial Sponsor. Mr. Ajjarapu, the sole member of Sponsor, replaced Mr. Adir as Chief Executive Officer of OTEC. Mr. Knuettel II, an unrelated party, replaced Mr. Baumgartner as Chief Financial Officer of OTEC.

On March 14, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the LOI and reviewed additional diligence.

On March 16, 2023, the parties and counsel began discussions regarding consequences to Israeli shareholders resulting from the Business Combination.

On March 17, 2023, the parties began discussing clearance from the Israeli tax authority, and decided to change the structure of the transaction to minimize tax consequences.

On March 21, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the Merger Agreement and reviewed additional diligence.

On March 27, 2023, the parties discussed the merger process and tax consequences with Israeli tax counsel, whereby several drafts of the Merger Agreement were updated.

On March 28, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the Merger Agreement and reviewed additional diligence.

On April 12, 2023, Israeli counsel provided material negotiations on the Merger Agreement.

On April 18, 2023, the accounting and auditing teams of each of OTEC and Regentis held a meeting and reviewed additional diligence, audit status and relevant terms of the Merger Agreement.

Also on April 18, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the Merger Agreement and reviewed additional diligence. The parties finalized the structure to be approved by the Israeli tax authority.

On April 18, 2023, the parties discussed obtaining a fairness opinion, and OTEC entered into an engagement letter with Mentor.

On April 20, 2023, the accounting and auditing teams of each of OTEC and Regentis held a meeting and reviewed additional diligence, audit status and relevant terms of the Merger Agreement. The parties further negotiated representations and warranties in the Merger Agreement.

On April 23, 2023, OTEC began setting up the Merger Sub. The parties discussed finalizing the Ancillary Documents and disclosure schedules.

On April 25, 2023, the accounting and auditing teams of each of OTEC and Regentis held a meeting and reviewed additional diligence, audit status and relevant terms of the Merger Agreement.

On April 27, 2023, the accounting and auditing teams of each of OTEC and Regentis held a meeting and reviewed additional diligence, audit status and relevant terms of the Merger Agreement.

On April 27, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the Merger Agreement and reviewed additional diligence. The parties began negotiating the arrangement for the Earnout Shares.

On April 28, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the Merger Agreement and reviewed additional diligence. OTEC received an initial draft of the fairness opinion regarding the valuation of Regentis.

On April 30, 2023, the parties resumed discussions around Israeli tax consequences of the Business Combination.

Specifically, regarding the negotiations surrounding the Ancillary Documents, Earnout Shares and the Closing Cash Condition, OTEC and Regentis focused on the following:

●	OTEC considered details regarding Regentis’ product and available markets;

●	After such discussion regarding the product and markets, Regentis centered on the cash needed for the FDA clinical trials in the U.S. and for the launch of the product in Europe;

●	The parties considered the amount of funds required to be available in the Trust Account, market conditions in the U.S., Europe, India and the rest of the world, and the current trend for redemptions occurring to other special purpose acquisition companies;

●	Upon these discussions, both Regentis and OTEC determined it would be possible to have 100% redemptions and if such were to occur, decided to maintain a minimum amount of cash to run the operations and decided upon the Closing Cash Condition;

●	Regentis and OTEC discussed alternative options to fund the Post-Closing Company at Closing, such as forward purchase agreements, non-redemption agreements, PIPE Investments and convertible notes;

●	Sponsor agreed to work with Maxim, who was acting as financial advisor to Regentis, and other advisors to negotiate various soft terms before signing any binding agreements for funding in connection with the Business Combination with Regentis ;

●	OTEC and Regentis continued to review market conditions, specifically for PIPE Investments, and discuss soft terms, including terms for the non-redemption agreements and convertible notes, and the tasks to be completed by the Sponsor to prepare for the Closing of the Business Combination;

●	The Sponsor Earnout Shares were proposed to pledge and fund OTEC in an effort to raise capital after discussing typical terms for such financing with several parties and to compensate the Sponsor for tasks completed and investment in the Transactions; and

●	The parties also agreed to enter into the Sponsor Support Agreement in an effort to raise the funds for the Closing Condition.

On May 2, 2023, OTEC and Regentis held a meeting and continued negotiations regarding the terms of the Merger Agreement and reviewed additional diligence.

Also on May 2, 2023, OTEC and Regentis executed the Merger Agreement and Ancillary Documents.

On May 3, 2023, OTEC issued a press release and filed a Current Report on Form 8-K with the SEC announcing the execution of the Merger Agreement and Ancillary Documents.

In a special meeting held on May 30, 2023, stockholders approved the Second Amendment to the Amended and Restated Certificate of Incorporation, which allowed OTEC to extend the date by which we must either consummate a business combination or liquidate by up to twelve one-month extensions to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended). To obtain each 1-month extension, our Sponsor or any of their affiliates or designees must deposit into the Trust Account $30,000 for each such one-month extension (pursuant to non-interest bearing, unsecured loan to OTEC in the aggregate of $360,000 for such payment and in connection with that loan, OTEC agreed to, at Sponsor’s option, repay the unsecured loan in cash or issue such lender up to an additional 36,000 shares of OTEC common stock, depending on the aggregate total of the unsecured loan). In connection with the approval of the Second Amendment to the Amended and Restated Certificate of Incorporation on May 30, 2023, holders of 1,035,788 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.84 per share, for an aggregate of $11,233,821, leaving 812,715 of our public shares outstanding after the May 30, 2023 stockholders meeting. See the S-4 section entitled “OTEC’s Business—Significant Activities Since Inception—Charter Amendments” for additional details.

On July 5, 2023, Regentis formally engaged Maxim to serve as its financial advisor to provide general financial advisory and investment banking services to Regentis in connection with the Business Combination. Maxim will be entitled to a fee for those services equal to a number of Regentis ordinary shares that would convert into 172,800 shares of the Post-Closing Company Common Stock, contingent upon the Closing. Maxim and its affiliates may provide additional investment banking services to Regentis and its affiliates or the Post-Closing Company in the future, for which it would expect to receive customary compensation. Maxim had been previously engaged by Regentis in June 2021 to serve as underwriter in connection with Regentis’ prior initial public offering process that did not move forward.

On July 7, 2023, OTEC and Regentis executed Amendment No. 1 to Agreement and Plan of Merger to increase the merger consideration to $96 million from $95 million to account, in part, for the issuance of Regentis ordinary shares to Maxim (or its designees) pre-Closing for the fee to which it would be entitled upon consummation of the Business Combination.

On January 2, 2024, the Company filed with the SEC a definitive proxy statement/prospectus, as supplemented by the Form 8-K filed on January 19, 2024 with respect to its Special Meeting of stockholders to be held on February 9, 2024 at 10:30 a.m. EST to vote upon the proposals detailed in the Proxy Statement including, among others, a proposal to approve and adopt the Merger Agreement attached to the Proxy Statement as Annex A, by and among the Company, Regentis and Merger Sub. The deadline for holders of its Class A common stock to submit their shares for redemption was on February 7, 2024. At the Special Meeting, the OTEC stockholders voted on each proposal presented, as described in the Proxy Statement, and approved each proposal. No other items were presented for stockholder approval at the Special Meeting. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

OTEC’s Board of Directors’ Reasons for the Business Combination and Recommendation of the Board of Directors

Management Assessment

OTEC’s board of directors considered a number of factors pertaining to the Business Combination as generally supporting its decision to enter into the Merger Agreement and the Transactions. In light of the range and wide variety of factors considered in connection with its evaluation of the Business Combination, the OTEC board of directors did not consider it practicable to, and did not attempt to, quantify or otherwise assign relative weights to the specific factors that it considered in reaching its determination and supporting its decision. The OTEC board of directors viewed its decision as being based on all of the information available and the factors presented to and considered by it. In addition, individual directors may have given different weight to different factors. This explanation of OTEC’s board of directors’ reasons for approval of the Business Combination and all other information presented in this section is forward-looking in nature and, therefore, should be read in light of the factors discussed under the section of the S-4 entitled “Cautionary Statement Regarding Forward-Looking Statements; Market, Ranking and Other Industry Data.”

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We intend to acquire Regentis based on the following factors:

●	Benefits from a Public Currency and Access to Public Equity Markets. OTEC expects that Regentis will require additional capital to execute its business plan and access to the public equity markets could allow Regentis to utilize additional forms of capital, more easily raise additional capital as necessary to bring its products to market, pursue high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation. This should hasten its growth and benefit OTEC stockholders in the Post-Closing Company. Thus providing a long-term benefit to the Post-Closing Company stockholders and increase returns to the OTEC stockholders. In addition to the benefits of lower cost of capital, many distributors, manufacturers and other strategic partners prefer to deal with public companies rather than smaller private companies. Becoming a public company should allow the Post-Closing Company to capitalize on this.

●	Has a Strong Competitive Position. We seek to invest in Regentis as we believe Regentis possesses a unique clinical product with a sustainable competitive advantage and strong technology protected by a robust patent portfolio in a large and growing market, but at its current valuation, will provide good growth prospects equity investors. Unlike many of the potential targets considered by OTEC, Regentis had the strongest intellectual property portfolio, supported by regulatory approval in Europe, and a strategy to capitalize on that portfolio. OTEC believed this defensible position would enhance the long-term growth prospects of Regentis as well as provide downside protection to OTEC stockholders.

●	Operated by a Talented and Incentivized Management Team. We focused on companies with strong and experienced management teams that desire a significant equity stake in the post-business combination company. We seek to partner with Regentis as it possesses an experienced and highly capable management team capable of bringing its products to market, with regulatory approval already obtained in Europe. The team is also well-incentivized and aligned with the stockholders in the Post-Closing Company in an effort to create stockholder value through their equity ownership in Regentis.

●	Benefits from Our Ability to Uniquely Structure Transaction to Unlock and Maximize Value. We looked for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction, and believe that both OTEC and Regentis will benefit from the Business Combination. The win-win solution in this case is identifying a company that will benefit from being public, and providing it with sufficient capital to fund its near-term growth and needs as well as positioning it to grow further in the future creating long-term value for all stockholders in the Post-Closing Company. OTEC has already introduced Regentis to some of its manufacturing and distribution contacts in India, which should help the Post-Closing Company grow faster than it would have in the absence of these efforts.

●	Valuation. We obtained an independent financial due diligence review and Fairness Opinion (as defined herein), a summary of which is set forth in Annex B of the S-4. The board of directors and management of OTEC are of the view that The Mentor Group, Inc.’s financial review and valuation analysis provide further confirmation of the reasonableness of the approach and valuation agreed with Regentis for the Business Combination. See the section entitled “OTEC’s valuation of Regentis” for a discussion of the selection of valuation metrics, arms-length negotiations with Regentis and validation of Regentis transaction value.

Other factors include, but are not limited to:

●	Market Potential. Size and forecast growth rates of the applicable markets for Regentis’ product. Given the aging population and the increase in physical activities, the OTEC Board felt that there would be sufficient demand to support the growth projections that Regentis provided.

●	Product Quality. Technical quality of Regentis’ product and unique characteristics and price points. The OTEC Board considered that the Regentis’ product represented new technology that could disrupt the field in treatment of damaged tissue. Given the existing approvals of the product in Europe and the likelihood of approval in the US, the Board felt there was a strong growth rate possible.

●	Forecast Financial Performance. The forecast revenue and profit growth for Regentis, which is supported by due diligence and the above noted factors. While short-term variances from forecasts may occur with market conditions, based on its diligence on Regentis’ products and markets, OTEC felt comfortable with the long-term forecasts for Regentis earnings and profit.

●	Attractive Valuation. OTEC’s board of directors believes Regentis’ implied valuation following the Business Combination relative to the current valuations experienced by comparable publicly traded companies in the biotechnology sector is favorable for OTEC stockholders.

●	Experienced Leadership Team with a Proven Track Record. Regentis is led by an experienced management team in Regentis’ industry and has a cohesive support team that has worked together for a considerable period of time.

●	Stockholder Liquidity. The obligation in the Merger Agreement to have the Post-Closing Company Common Stock issued as consideration listed on the Nasdaq, a major U.S. stock exchange, which OTEC’s board of directors believes has the potential to offer stockholders greater liquidity.

●	Due Diligence. OTEC’s due diligence examinations of Regentis and discussions with Regentis’ management and financial and legal advisors.

●	Other Alternatives. OTEC’s board of directors believes, after a thorough review of other Business Combination opportunities reasonably available to OTEC, that the Business Combination represents the best potential business combination for OTEC and the most attractive opportunity for OTEC’s management to accelerate its business plan based upon the process utilized to evaluate and assess other potential combination targets, and OTEC’s board of directors’ belief that such process has not presented a better alternative.

●	Negotiated Transaction. The financial and other terms of the Merger Agreement and the fact that such terms and conditions are reasonable and were the product of arm’s-length negotiations between OTEC and Regentis.

●	Leadership Position. Companies that had a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

●	Expectation of Post-Acquisition Growth. A target OTEC believed would experience substantial organic growth.

●	Enterprise Value. A current total enterprise value of approximately $96 million. In arriving at the valuation, the Board considered the factors above, and compared valuations of comparable early stage companies in the medical device space. The Board considered execution risk as well as the possibility of approvals, timing of approvals and the ability of Regentis to create market acceptance for their treatment.

●	Public Company Readiness. Companies that had a public company infrastructure substantially in place, in terms of corporate governance, audited financial statements, depth of finance team and investor relations, as well as ready availability of key legal and financial documentation and supportive due diligence information. Additionally, we looked for a company that would benefit from additional visibility that a public company provides, bringing access for its product to customers and partners that would not otherwise invest in a private company, to enable strategic partnerships worldwide.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.  Particularly, out of all of the potential targets that management reviewed, Regentis appeared most ready to become public within a reasonable timeline as Regentis already completed a two-year audit, and had developed a product marketable in Europe, with the OTEC Board determining that approval in the U.S. seemed likely. The OTEC Board also obtained the Fairness Opinion supporting the valuation of Regentis, as further discussed herein and in the S-4.

OTEC’s board of directors, in evaluating the Business Combination, consulted with OTEC’s management and financial and legal advisors. In reaching their respective unanimous resolutions (i) that the Agreement and Plan of Merger and the Transactions are advisable and in the best interests of OTEC and its stockholders and (ii) to recommend that the stockholders adopt the Agreement and Plan of Merger and approve the Business Combination and the Transactions, the board of directors considered a range of factors, including, but not limited to, the due diligence results outlined above and the factors discussed below. In light of the number and wide variety of factors considered in connection with its evaluation of the Business Combination, the board of directors did not consider it practicable to, and did not attempt to, quantify or otherwise assign relative weights to the specific factors that it considered in reaching its determination and supporting its decision. The board of directors viewed its decision as being based on all of the information available and the factors presented to and considered by it. In addition, individual directors may have given different weight to different factors. This explanation of OTEC’s reasons for the Business Combination and all other information presented in this section is forward-looking in nature and, therefore, should be read in light of the factors discussed under the S-4 section entitled “Cautionary Statement Regarding Forward-Looking Statements; Market, Ranking and Other Industry Data.”

In approving the Business Combination, the board of directors relied on a Fairness Opinion issued by Mentor dated July 7, 2023, and other due diligence reports. The officers and directors of OTEC also have substantial experience in evaluating the operating and financial merits of companies from a wide range of industries and concluded that their experience and background and sector expertise enabled them to make the necessary analyses and determinations regarding the Business Combination. In addition, OTEC’s officers and directors have substantial experience with mergers and acquisitions.

The board of directors also considered a variety of uncertainties and risks and other potentially negative factors concerning the Business Combination, including, but not limited to, the following:

●	Supply & Demand Issues. If Regentis fails to adjust its supply chain volume due to changing market conditions or fails to estimate its customers’ demand.

●	Regulatory Approvals. The need for Regentis to obtain regulatory approvals for its product in the United States and in order to begin marketing its products in the United States.

●	Customer Relationships. Disruptions in relationships with customers.

●	Manufacturing Delays. Sustained yield problems or other delays in the manufacturing process of products.

●	Limited Operating History. Regentis’ limited operating history makes evaluating its business and future prospects difficult.

●	Systems Update. The need to update Regentis’ financial systems and operations necessary for a public company.

●	Macroeconomic Risks. Macroeconomic uncertainty and the effects it could have on the Post-Closing Company’s revenues.

●	Benefits Not Achieved. The risk and costs that the potential benefits of the Business Combination may not be fully achieved or may not be achieved within the expected timeframe.

●	Redemption Risk. The potential that a significant number of OTEC stockholders elect to redeem their shares prior to the consummation of the Business Combination and pursuant to the Existing OTEC Charter, which would potentially make the Business Combination more difficult or impossible to complete.

●	Stockholder Vote. The risk that OTEC’s stockholders may fail to provide the respective votes necessary to effect the Business Combination.

●	Closing Conditions. The fact that the completion of the Business Combination is conditioned on the satisfaction of certain closing conditions that are not within OTEC’s control (to the extent not waived by the parties), and OTEC may not have enough cash at closing to meet the closing requirements of the Merger Agreement, including the Closing Cash Condition (unless waived).

●	Litigation. The possibility of litigation challenging the Business Combination or that an adverse judgment granting permanent injunctive relief could indefinitely enjoin consummation of the Business Combination.

●	Liquidation of OTEC. The risks and costs to OTEC if the Business Combination is not completed, including the risk of diverting management focus and resources from other business combination opportunities, which could result in OTEC being unable to effect such business combination by June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

●	OTEC Stockholders Receiving Minority Position. The fact that existing OTEC stockholders will hold a minority position in the Post-Closing Company.

●	Fees and Expenses. The significant fees and expenses associated with completing the Business Combination, effort of management required to complete the Business Combination and the substantial expense and human resources necessary to operate a public company.

●	Operations. The announcement of the Business Combination and potential diversion of management and employee attention may adversely affect operations.

●	Service Providers. Certain key service providers might not choose to remain with the Post-Closing Company.

●	Foreign Operations. Regentis conducts substantially all its business operations in Israel.

●	Valuation. The board of directors may not have properly valued the business.

●	Industry. The risks associated with the biotechnology and healthcare industries in general.

●	Intellectual Property. The risks related to intellectual property as Regentis’ success depends in part on its ability to protect its intellectual property, proprietary rights and technology, which is difficult and costly to protect and may not be able to ensure such protection.

●	Laws and Regulations. The risk associated with laws and regulations, including but not limited to foreign, federal and state healthcare laws, information privacy and security laws, which could give rise to substantial penalties.

●	Competition. The risk of competition in the industry, including the potential for new entrants with different or similar technology.

 In addition to considering the factors described above, the board of directors also considered other factors including, without limitation:

●	Interests of OTEC’s Sponsor, Directors and Officers in the Business Combination. Some officers and directors of OTEC may have interests in the Business Combination. See the section titled “Proposal One — The Business Combination Proposal — Interests of OTEC’s Sponsor, Directors and Officers in the Business Combination”; and

●	Other Risks. Various other risks associated with Regentis’ business, as described in the section entitled “Risk Factors” appearing above in this proxy statement/prospectus.

The board of directors concluded that the potential benefits that they expected OTEC and its stockholders to achieve as a result of the Business Combination outweighed the potentially negative factors associated with the Business Combination. Accordingly, the board of directors unanimously determined that the Agreement and Plan of Merger, and Transactions and the Business Combination contemplated therein were advisable, fair to and in the best interests of OTEC and its stockholders. Particularly, out of all of the potential targets that management reviewed, Regentis appeared most ready to become public within a reasonable timeline as Regentis already completed a two-year audit, and had developed a product marketable in Europe, with the OTEC Board determining that approval in the U.S. seemed likely. The OTEC Board also obtained the Fairness Opinion supporting the valuation of Regentis, as further discussed herein.

OTEC’s management and OTEC’s board of directors, in consultation with OTEC’s business and financial advisors, determined that the other alternative business combination targets with which discussions with OTEC’s management progressed to the level of negotiating a letter of intent, were less attractive than Regentis when taking into account the factors described above and the various targets’ respective management teams, strategies, business prospects, valuations and likelihood of execution. Ultimately, OTEC determined to abandon other potential acquisition opportunities, as further described in more detail below, either because (i) OTEC concluded that the alternative target companies or the terms of a potential business combination with such alternative target companies would not be suitable for OTEC, particularly in comparison to the opportunity for a business combination with Regentis, or (ii) the alternative target companies did not have, or could not quickly and easily prepare, SEC-compliant financial statements on a schedule consistent with OTEC’s timing limitations, or posed extensive structuring, regulatory or other considerations that likely would delay a transaction or create uncertainty that was not acceptable to the OTEC board of directors.

The existence of financial and personal interests of one or more of the Sponsor’s or OTEC’s directors and officers may result in a conflict of interest on the part of each such director or officer between what such director or officer may believe is in the best interests of OTEC and its stockholders and what such director or officer may believe in the best interests of such director or officer in determining to recommend that stockholders vote for the proposals. See the S-4, section entitled “Interests of OTEC’s Sponsor, Directors and Officers in the Business Combination” for a further discussion of these considerations.

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

The Nasdaq Proposal

At the Special Meeting, OTEC stockholders were asked to vote on the Nasdaq Proposal, as noted in the S-4, to approve, for purposes of complying with applicable Nasdaq Listing Rules, the issuance of more than 20% of OTEC’s issued and outstanding Common Stock in connection with the Business Combination, including the issuance of the merger consideration, the converted options from the Regentis equity plan, shares for the sponsor’s contribution to the trust account as part of each extension option, the earnout shares and shares in the pipe investment, and the resulting change in control in connection with the Business Combination. Please see the S-4 section entitled “Proposal Two – The Nasdaq Proposal”.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intended to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with Regentis, our assessment of such target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

As of February 9, 2024, the redemption price was approximately $11.53 per share of OTEC Class A Common Stock based on the amount in the Trust Account at the time of the Special Meeting. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our New Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination either (i) following the Special Meeting to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we sought stockholder approval of the proposed initial business combination or shall conduct a tender offer, will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval.

As previously disclosed, we sought stockholder approval at the Special Meeting, whereby the Business Combination was approved. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

Our initial stockholders counted toward this quorum and pursuant to the letter agreement, our New Sponsor, officers and directors agreed to vote their founder shares and any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.

The New Sponsor beneficially owns and was entitled to vote an aggregate of 2,581,500 shares or approximately 58.3% of the outstanding Company Common Stock. As a result, the Company does not need any public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our New Sponsor, officers, directors and their affiliates do not purchase any units after our offering) in order to have our initial business combination approved.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we furnished to holders of our public shares in connection with our initial business combination indicated whether we were requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If our initial business combination is not completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024).

Redemption of Public Shares and Liquidation if no Initial Business Combination

On June 2, 2022, the Company extended the deadline to complete its initial business combination by six months from June 2, 2022 to December 2, 2022. The extension was permitted under the Company’s governing documents. In connection with such extensions, the Company caused to be deposited into the Trust Account $1,548,900 for each such extension.

In a special meeting held on November 29, 2022, our stockholders approved the First Charter Amendment, changing the structure and cost of our right to extend the date by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, stockholders further approved an amendment to the Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period. The First Charter Amendment allowed us to extend the Termination Date by up to six (6) one-month extensions to June 2, 2023. To obtain each 1-month extension, our Original Sponsor, Sponsor or any of their affiliates or designees must deposit into our Trust Account $125,000 for each such one-month extension until June 2, 2023 and the procedure relating to any such extension, as set forth in the Trust Agreement, must be complied with. In connection with the approval of the First Charter Amendment on November 29, 2022, holders of 8,477,497 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.32 per share, for an aggregate of approximately $87.54 million, leaving 1,848,503 of our public shares outstanding after the November 29, 2022 shareholders meeting. Following such redemptions, the Company had approximately $20 million left in its Trust Account.

On May 30, 2023, the Company held a special meeting, at which stockholders approved the Second Charter Amendment to extend the date by which the Company must consummate the initial business combination or merger from June 2, 2023 to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended), and the amendment to the Trust Agreement to correspondingly extend the Termination Date and update certain defined terms, subject to the approval of the board of directors of the Company, provided the Sponsor or its designees deposit into the Trust Account an amount equal to $0.037 per share for each public share or $30,000 (pursuant to non-interest bearing, unsecured loan to OTEC in the aggregate of $360,000 for such payment and in connection with that loan, the Company agreed to, at Sponsor’s option, repay the unsecured loan in cash or issue such lender up to an additional 36,000 shares of OTEC common stock, depending on the aggregate total of the unsecured loan), prior to the commencement of each extension period. In connection with such extension meeting, such extension payment was agreed upon and stockholders redeemed 1,035,788 shares of OTEC Common Stock for a pro rata portion of the funds in the Trust Account, resulting in $11,233,821 ($10.84 per share) being removed from the Trust Account to pay such holders. Following such redemptions in connection with this extension, the Company had $8,814,443 left in its Trust Account and the Company’s remaining shares of OTEC Class A Common Stock outstanding were 812,715. On May 30, 2023, OTEC issued a press release announcing the extension, and filed a Current Report on Form 8-K with the SEC.

Our New Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024). However, if our New Sponsor, officers or directors acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024).

Our New Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of up to the approximately $500,000 of proceeds held outside the Trust Account from the proceeds of our Initial Public Offering, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

On January 2, 2024, the Company filed with the SEC a definitive proxy statement/prospectus, as supplemented by the Form 8-K filed on January 19, 2024 with respect to its Special Meeting of stockholders to be held on February 9, 2024 at 10:30 a.m. EST to vote upon the proposals detailed in the Proxy Statement including, among others, a proposal to approve and adopt the Merger Agreement attached to the Proxy Statement as Annex A, by and among the Company, Regentis and Merger Sub. The deadline for holders of its Class A common stock to submit their shares for redemption was on February 7, 2024. At the Special Meeting, the OTEC stockholders voted on each proposal presented, as described in the Proxy Statement, and approved each proposal. No other items were presented for stockholder approval at the Special Meeting. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

The Company’s operating expenses are funded by the Sponsor.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s tendering of its shares to us for redemption for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Item 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering and S-4, each filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For additional risk factors, including but not limited to those related to the Business Combination and Regentis, see the S-4, section entitled “Risk Factors”. You should carefully consider these and the other risks set forth below. Such risks include, but are not limited to:

●	We are a blank check company incorporated in Delaware on February 3, 2021 with a limited operating history and no revenues, and you have limited on which to evaluate are ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek stockholder approval of our initial business combination, our New Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Common Stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our New Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.
●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) to consummate a business combination, particularly given the February Redemptions, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
●	The banking crisis could make it more difficult to raise capital in connection with the closing of any initial business combination.
●	Failure by us, our Sponsor or affiliates or our service providers (including our transfer agent), to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm any operations.

Risks Relating to Searching for and Consummating a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $101,174 in cash and working capital deficit of $5,387,695. Further, we expect to incur significant costs in pursuit of our acquisition plans. The financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a special purpose acquisition corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 2, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on May 2, 2023; however, the completion of this transaction is subject to certain closing conditions set forth in the Merger Agreement. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 2, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 2, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

We have incurred and expect to incur significant costs associated with the business combination. Whether or not the business combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the business combination is not completed.

We expect to incur significant transaction and transition costs associated with the business combination and operating as a public company following the closing of the business combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the business combination, include all legal, accounting, consulting, investment banking and other fees, expenses and costs, and may be paid by the combined company following the closing of the business combination. Even if the business combination is not completed, we expect to incur transactions expenses. These expenses will reduce the amount of cash available to be used for other corporate purposes by us if the business combination is not completed.

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

We have until June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) to consummate a business combination without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

On May 30, 2023, the Company held a special meeting, at which stockholders voted upon, among other items, an extension proposal, approving the Second Charter Amendment to extend the date by which the Company must consummate the initial business combination or merger from June 2, 2023 to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended), and the amendment to the Trust Agreement to correspondingly extend the Termination Date and update certain defined terms, subject to the approval of the board of directors of the Company, provided the Sponsor or its designees deposit into the Trust Account an amount equal to $0.037 per share for each public share or $30,000 (pursuant to non-interest bearing, unsecured loan to OTEC in the aggregate of $360,000 for such payment and in connection with that loan, the Company agreed to, at Sponsor’s option, repay the unsecured loan in cash or issue such lender up to an additional 36,000 shares of OTEC common stock, depending on the aggregate total of the unsecured loan), prior to the commencement of each extension period. In connection with such extension meeting, such extension payment was agreed upon and stockholders redeemed 1,035,788 shares of OTEC Common Stock for a pro rata portion of the funds in the Trust Account, resulting in $11,233,821 ($10.84 per share) being removed from the Trust Account to pay such holders. Following such redemptions in connection with this extension, the Company had $8,814,443 left in its Trust Account and the Company’s remaining shares of OTEC Class A Common Stock outstanding were 812,715.

On January 2, 2024, the Company filed with the SEC a definitive proxy statement/prospectus, as supplemented by the Form 8-K filed on January 19, 2024 with respect to its Special Meeting of stockholders to be held on February 9, 2024 at 10:30 a.m. EST to vote upon the proposals detailed in the Proxy Statement including, among others, a proposal to approve and adopt the Merger Agreement attached to the Proxy Statement as Annex A, by and among the Company, Regentis and Merger Sub. The deadline for holders of its Class A common stock to submit their shares for redemption was on February 7, 2024. At the Special Meeting, the OTEC stockholders voted on each proposal presented, as described in the Proxy Statement, and approved each proposal. No other items were presented for stockholder approval at the Special Meeting. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024). We may not be able to complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

When we sought stockholder approval of our the Business Combination, our New Sponsor, directors, officers, advisors and their affiliates could elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Common Stock.

When we sought stockholder approval of our initial business combination, our New Sponsor, directors, officers, advisors or their affiliates could purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether. If we are unable to consummate an initial business combination, our public stockholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been distributed.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are suspended from listing on Nasdaq. We cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) to consummate a business combination, particularly given the February Redemptions, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) to consummate a business combination, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) to consummate a business combination; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to complete our initial business combination and we will depend on loans from our New Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, only approximately $500,000 will be available to us initially outside the Trust Account to fund our working capital requirements. The Company’s operating expenses are funded by the New Sponsor. If we are required to seek additional capital, we would need to borrow funds from our New Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our New Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our New Sponsor or an affiliate of our New Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless.

There is currently some uncertainty concerning the applicability of the Investment Company Act of 1940 to a SPAC, including a company like ours. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may issue additional notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

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

As of December 31, 2023, of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, up to $9.4 million will be available to complete our initial business combination and pay related fees and expenses (which includes up to $5.6 million for the payment of deferred underwriting commissions), assuming no redemptions of our Common Stock.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending certain provisions of our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our New Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our New Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our New Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our New Sponsor currently owns an aggregate of 2,581,500 founder shares. The founder shares were converted to Class A Common Stock after approval at the special meeting held September 5, 2023. In addition, if our New Sponsor or its affiliates, or any of our officers or directors, makes any working capital loans, up to $1,500,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Common Stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

See S-4 for additional information regarding additional issuances of securities and dilution.

The nominal purchase price paid by the New Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

As of December 31, 2023, we had 812,715 public shares of OTEC Class A Common Stock subject to redemption, of which stockholders of 800,312 of such shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The current preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) will be removed from the Trust Account to pay such holders. However, prior to our Initial Public Offering, the Original Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.009 per share. On March 13, 2023, the New Sponsor purchased from the Original Sponsor 2,581,500 founder shares for an aggregate purchase price of $1.00.

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

Public shares	1,848,503
Founder shares	2,581,500
Representative’s Common Stock	103,260

Total shares	4,533,263
Total funds in trust available for initial business combination (less deferred underwriting commissions)*	$9,287,900
Initial implied value per public share	$10.51
Implied value per share upon consummation of initial business combination	$3.05

* Such amount does not include the reduction in the Trust Account from the February Redemptions.

Additionally, as previously disclosed, effective as of September 5, 2023, the founder shares were converted to Class A common stock. As a result, the value of your public shares may be significantly diluted given the founder shares have been converted into public shares.

OTEC may not have sufficient funds to consummate the Business Combination.

If OTEC is required to seek additional capital, it would need to borrow funds from the Sponsor, its management team or other third parties to operate or it may be forced to liquidate. None of such persons is under any obligation to advance funds to OTEC in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to OTEC upon completion of the Business Combination. If OTEC is unable to consummate the Business Combination because it does not have sufficient funds available, OTEC will be forced to cease operations and liquidate the Trust Account. Consequently, OTEC’s public stockholders may receive less than $10.10 per share and their warrants will expire worthless.

The existing OTEC charter waives the doctrine of corporate opportunity.

Article X of the existing OTEC charter provides that, to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to OTEC or any of its officers or directors, or any of their respective affiliates, in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the existing OTEC charter or in the future, and OTEC renounces any expectancy that any of the directors or officers of OTEC will offer any such corporate opportunity of which he or she may become aware to OTEC, except, the doctrine of corporate opportunity shall apply with respect to any of the directors or officers of OTEC with respect to a corporate opportunity that was offered to such person solely in his or her capacity as a director or officer of OTEC and (i) such opportunity is one OTEC is legally and contractually permitted to undertake and would otherwise be reasonable for OTEC to pursue and (ii) the director or officer is permitted to refer that opportunity to OTEC without violating any legal obligation. OTEC cannot assure you that this provision did not impact its search for a business combination target.

The exercise of OTEC warrants for shares of OTEC Class A Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders of OTEC. Such dilution will increase if more shares of OTEC Class A Common Stock are redeemed.

As of December 29, 2023, OTEC had warrants to purchase an aggregate of 16,543,700 shares of OTEC Class A Common Stock outstanding, which includes 10,326,000 underlying public warrants, 4,668,800 underlying Private Placement Warrants and 1,548,900 extension warrants (expected to be issued by Closing). These OTEC warrants will become exercisable commencing 30 days after the completion of the Business Combination. The likelihood that these OTEC warrants will be exercised increases if the trading price of OTEC Common Stock exceeds the exercise price of the warrants, which is $11.50 per share.

Based on the closing price of $0.0130 per warrant on Nasdaq on December 14, 2023, the public warrants and the Private Placement Warrants have an aggregate market value of approximately $76,308. However, there is no guarantee that the OTEC warrants will ever be in the money after they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Warrants that become exercisable for Post-Closing Company Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to Post-Closing Company stockholders.

To the extent the OTEC warrants are exercised, additional OTEC Class A Common Stock will be issued, which will result in dilution to the holders of OTEC Class A Common Stock and increase the number of shares eligible for resale in the public market. The dilution, as a percentage of outstanding shares, caused by the exercise of the OTEC warrants will increase if a large number of holders of OTEC Class A Common Stock elect to redeem their shares in connection with the Business Combination. Holders of OTEC warrants do not have a right to redeem the warrants. Further, the redemption of OTEC Class A Common Stock without any accompanying redemption of public warrants will increase the dilutive effect of the exercise of the warrants. Sales of substantial numbers of shares issued upon the exercise of warrants in the public market or the potential that such warrants may be exercised could also adversely affect the market price of OTEC Class A Common Stock.

Holders who redeem their public shares of OTEC Class A Common Stock may continue to hold any OTEC warrants that they own, which results in additional dilution to non-redeeming holders upon exercise of the OTEC warrants.

Public stockholders who redeem their shares of OTEC Class A Common Stock may continue to hold any OTEC warrants that they owned prior to redemption, which results in additional dilution to non-redeeming holders upon exercise of such OTEC warrants. Assuming the maximum redemption of the shares of OTEC Class A Common Stock held by the redeeming holders of OTEC public shares, up to 10,326,000 publicly traded OTEC warrants would be retained by redeeming holders of OTEC public shares (assuming all such holders elected not to exercise their warrants) with an aggregate market value of $134,238, based on the market price of $0.0130 per OTEC warrant as of December 14, 2023. As a result, the redeeming holders of OTEC public shares would recoup their entire investment and continue to hold public warrants with an aggregate market value of up to $134,238, while non-redeeming holders of OTEC public shares would suffer additional dilution in their percentage ownership and voting interest of the post-closing company if the Business Combination is consummated, upon exercise of OTEC warrants by redeeming holders of OTEC public shares. However, if redemptions exceed the amount allowable for consummation of the Business Combination, or the Business Combination is otherwise not consummated, the OTEC warrants will not be exercisable and expire worthless.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in the OTEC IPO. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by the investors in the OTEC IPO, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in the OTEC IPO. If any of the above should occur, our shareholders, including investors who purchased common stock in the OTEC IPO, will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Exercise of warrants, and issuance of incentive share grants will increase the number of shares outstanding, and could negatively impact the price of our common stock.

To the extent that any of the outstanding warrants and options are exercised, dilution to the interests of our shareholders may occur. For the life of such warrants and options, the holders will have the opportunity to profit from a rise in the price of the common stock with a resulting dilution in the interest of the other holders of common stock. The existence of such warrants and options may adversely affect the market price of our common stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital shares on terms more favorable to us than those provided by such warrants and options.

OTEC’s Sponsor and current directors’ and executive officers’ affiliates own shares of OTEC Common Stock and Private Placement Warrants that will be worthless if the Business Combination is not approved. Such interests may have influenced their decision to approve the Business Combination.

If the Business Combination or another business combination is not consummated by June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended), OTEC will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares for cash and, subject to the approval of its remaining stockholders and its board of directors, dissolving and liquidating. In such event, the Sponsor beneficially owns and is entitled to vote an aggregate of 2,581,500 shares of OTEC Common Stock or approximately 73.8% of the outstanding OTEC Common Stock (based on 3,497,475 shares of OTEC Class A Common Stock on December 18, 2023). The Sponsor will have spent $25,000 to purchase the 2,581,500 shares of OTEC Common Stock, which would be worthless because the holders are not entitled to participate in any redemption or distribution with respect to such shares. Further, the Sponsor purchased an aggregate of 5,869,880 Private Placement Warrants at a price of $1.00. The Private Placement Warrants will become worthless if OTEC does not consummate a business combination by June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended). The Founder Shares, the 2,581,500 shares of OTEC Common Stock, had an aggregate value of $28,757,910 based upon the closing price of $11.14 per share on the Nasdaq on December 14, 2023, and the 5,869,880 Private Placement Warrants that the Sponsor purchased had an aggregate market value of $76,308 based upon the closing price of $0.0130 per Warrant on the Nasdaq on December 14, 2023.

The Sponsor, an affiliate of current officers and directors of OTEC, is liable to ensure that proceeds of the Trust Account are not reduced by vendor claims in the event the Business Combination is not consummated. Such liability may have influenced OTEC’s board of directors’ decision to pursue the Business Combination and OTEC’s board of directors’ decision to approve it.

If the Business Combination or another Business Combination is not consummated by OTEC on or before June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended), the Sponsor, an affiliate of current officers and directors of OTEC, will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by OTEC for services rendered or contracted for or for products sold to OTEC, but only if such a vendor or target business has not executed a waiver agreement. If OTEC consummates a business combination, on the other hand, OTEC will be liable for all such claims. OTEC has no reason to believe that the Sponsor will not be able to fulfill its indemnity obligations to OTEC.

OTEC’s directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to OTEC’s public stockholders in the event a Business Combination is not consummated.

If proceeds in the Trust Account are reduced below $10.10 per public share and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, OTEC’s independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While OTEC currently expects that its independent directors would take legal action on OTEC’s behalf against the Sponsor to enforce the Sponsor’s indemnification obligations, it is possible that OTEC’s independent directors in exercising their business judgment may choose not to do so in any particular instance. If OTEC’s independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to OTEC’s public stockholders may be reduced below $10.10 per share.

Since our New Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed and the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 14, 2021, the Original Sponsor purchased an aggregate of 2,581,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering (not including the shares of Common Stock issuable to Maxim, or the common stock underlying the Private Placement Warrants, or the warrants issuable upon conversion of working capital loans). On March 13, 2023, the New Sponsor purchased from the Original Sponsor 2,581,500 founder shares for an aggregate purchase price of $1.00. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Original Sponsor, and Maxim and/or its designees purchased an aggregate of 4,571,000 Private Placement Warrants at a price of $1.00 per private warrant, for an aggregate purchase price of $4,571,000, of which 3,871,000 Private Placement Warrants were purchased by our Original Sponsor and 700,000 Private Placement Warrants were purchased by Maxim and/or its designees. In connection with the partial exercise of the underwriter’s over-allotment option, we sold an additional 97,800 Private Placement Warrants, of which 74,980 Private Placement Warrants were purchased by our Original Sponsor and 22,820 Private Placement Warrants were purchased by Maxim, at a price of $1.00 per Private Placement Warrant. On March 13, 2023, the New Sponsor also purchased 5,869,880 Private Placement Warrants from the Original Sponsor. The Private Placement Warrants will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer.

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

Surendra Ajjarapu will remain with Regentis following the Business Combination as a director and member of the Compensation Committee. It is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

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

Regentis’ key personnel upon the completion of the Business Combination is further discussed in the S-4, section entitled “Management Following the Business Combination”. Although we contemplate that certain members of an Regentis’ management team will remain associated with the initial business combination candidate following the Business Combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our New Sponsor, officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024). Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. For additional information, see Part III and the S-4, section entitled “Other Transactions by Certain Members of the OTEC Board and Officers”.

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

In the event of liquidation by OTEC, third parties may bring claims against OTEC and, as a result, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be less than $10.10 per share.

Under the terms of the existing OTEC charter, OTEC must complete the Business Combination or another business combination by June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended) or OTEC must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of its remaining stockholders and its board of directors, dissolving and liquidating. In such event, third parties may bring claims against OTEC. Although OTEC has obtained waiver agreements from certain vendors and service providers it has engaged and owes money to, and the prospective target businesses it has negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the Trust Account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of OTEC’s public stockholders. If OTEC is unable to complete a Business Combination within the required time period, the Sponsor has agreed that it will indemnify and hold harmless OTEC against any and all loss, liability, claim, damage and expense whatsoever to which OTEC may become subject as a result of any claim by (i) any third party for services rendered or products sold to OTEC or (ii) any prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or agreement and plan of merger ; provided, however, that such indemnification of OTEC by the Sponsor shall (x) apply only to the extent necessary to ensure that such claims by a third party or a target business do not reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per public share is then held in the Trust Account due to reductions in the value of the trust assets, less interest earned on the Trust Account which may be withdrawn to pay taxes, (y) not apply to any claims by a third party or a target business which executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and (z) not apply to any claims under OTEC’s indemnity of the OTEC IPO underwriters against certain liabilities, including liabilities under the Securities Act. OTEC has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and, therefore, the Sponsor may not be able to satisfy those obligations. OTEC has not asked the Sponsor to reserve for such eventuality.

OTEC’s stockholders may be held liable for claims by third parties against OTEC to the extent of distributions received by them.

If OTEC is unable to complete the Business Combination or another Business Combination within the required time period, OTEC will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to OTEC to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding OTEC public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of OTEC’s remaining stockholders and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to OTEC’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. OTEC cannot assure you that it will properly assess all claims that may be potentially brought against OTEC. As a result, OTEC’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, OTEC cannot assure you that third parties will not seek to recover from its stockholders amounts owed to them by OTEC.

OTEC may be subject to the risk of bankruptcy, potentially making stockholders who are receiving distributions from OTEC liable for claims by third parties against OTEC to the extent of such distributions or the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders could be reduced.

If OTEC is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, or if OTEC otherwise enters compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in its bankruptcy and/or any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy court could seek to recover all amounts received by OTEC’s stockholders. Because OTEC intends to distribute the proceeds held in the Trust Account to its public stockholders promptly after the expiration of the time period to complete a Business Combination, this may be viewed or interpreted as giving preference to its public stockholders over any potential creditors with respect to access to or distributions from its assets. Furthermore, OTEC’s board of directors may be viewed as having breached their fiduciary duties to OTEC’s creditors and/or may be viewed as having acted in bad faith, and thereby exposing itself and OTEC to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. OTEC cannot assure you that claims will not be brought against it for these reasons.

OTEC may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into Agreement and Plan of Mergers or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on OTEC’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Transactions, then that injunction may delay or prevent the Transactions from being completed. Currently, OTEC is not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Transactions.

General Risks.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

On August 16, 2022, the IR Act was signed into federal law which provides for, among other things, a 1% excise tax on the fair market value of stock repurchased by a U.S. corporation beginning in 2023, subject to certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. It is unclear at this time how and to what extent it will apply to SPAC redemptions and liquidations, but since we are a publicly listed Delaware corporation, we are a “covered corporation” within the meaning of the IR Act. Consequently, our board of directors believes that, absent additional guidance and unless an exception is available, there is a significant risk that this excise tax will apply to any redemptions of our public shares after December 31, 2022. The Company confirms that amounts placed in the Trust Account in connection with the Company’s initial public offering and any extension payments, as well as any interest earned thereon, will not be used to pay for the excise tax.

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

Our operations may be subject to an increasing number of cyber incidents, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cyber security protection in connection with our business, and the digital technologies and internal digital infrastructure we utilize. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by Sponsor, our affiliates, service providers (including our transfer agent), or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Sponsor, affiliates, service providers (including our transfer agent), or other third parties, and our own information and data.

Our digital technologies, as well as third-party products, services and technologies that we rely on, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber incidents in the normal conduct of our business, including attacks resulting from social engineering such as phishing and ransomware infections. Even if we successfully defend our own digital technologies and internal digital infrastructure, we also rely on providers of third-party products, services, and networks, with whom we may share data, and who may be unable to effectively defend their digital technologies, services and internal digital infrastructure against attack.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to data of us, Sponsor, our affiliates, service providers (including our transfer agent), or other third parties, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our operations could result in significant damage to our reputation or disruption to our business and to us, Sponsor, our affiliates, service providers (including our transfer agent), or other third parties. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer using our services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects.

In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to any of our intellectual property, proprietary or confidential information; loss of data or disruption to us, Sponsor, our affiliates, service providers (including the transfer agent), or other third parties; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with Sponsor, our affiliates, service providers, or other third parties, and may result in claims against us.

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.

We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

We have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks in the normal course of business. We are continuously developing and enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. We also face cybersecurity risks due to our reliance on internet technology, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Because our systems sometimes contain information about us, Sponsor, our affiliates, service providers (including our transfer agent), or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with Sponsor, our affiliates, service providers (including our transfer agent), or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

We might not be able to maintain an effective system of internal controls over financial reporting.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023 related to accounting for contingently redeemable Class A common stock subject to possible redemption and the overdraw of trust assets. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, have experienced, and will continue to experience, cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our Sponsor and affiliates and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

The OTEC board of directors oversees our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, the OTEC board receives any updates from management on the primary cybersecurity risks facing us, the Sponsor and our affiliates, and the measures we, Sponsor and our affiliates are taking to mitigate such risks. In addition to such, the OTEC board receives updates from management as to any changes management becomes aware of, such as to changes to such cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow the necessary steps related to incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the OTEC board, as appropriate.

While prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Part I, Item 1A, Risk Factors, Risks Related to an Investment in Our Company” for more information regarding cybersecurity risks.

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

Stockholders

As of December 31, 2023, we had 3,497,475 outstanding shares of Class A common stock, approximately three holders of record of our Class A common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2023, except as disclosed.

Item 6.[RESERVED]

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company”, “OTEC”, “our”, “us” or “we” refer to OceanTech Acquisitions I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on February 3, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies. To date, our efforts have been limited to organizational activities, activities related to the Initial Public Offering, searching for a business combination target, conducting due diligence on potential acquisition targets and proceeding with the initial business combination.

Initial Public Offering.

Our sponsor was OceanTech Acquisitions I Sponsors LLC (the “Original Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering” or “OTEC IPO”) was declared effective on May 27, 2021. On June 2, 2021, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Common Stock”), at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs (inclusive of the partial exercise of the underwriter’s over-allotment option on June 17, 2021) of approximately $7.4 million, inclusive of $2.1 million of underwriting discount and $3.6 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On June 17, 2021, the underwriter partially exercised their over-allotment option to purchase an additional 326,000 Units, resulting in incremental gross proceeds of approximately $3.3 million. The underwriter waived its right to exercise the remaining over-allotment option on June 21, 2021.

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

If we are unable to complete an initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Sponsor Purchase Agreement.

On March 13, 2023, the Company, Original Sponsor and Aspire Acquisition LLC, a Delaware limited liability company (“Aspire”, “New Sponsor” or the “Sponsor”) entered into a Purchase Agreement (the “PSA”). Pursuant to the PSA, (A) Sponsor agreed to purchase 2,581,500 shares of OTEC Class B Common Stock, par value $0.0001 per share, and 5,869,880 Private Placement Warrants to acquire one share of OTEC Class A Common Stock, par value $0.0001 per share, for an aggregate purchase price of $1.00 (collectively, the “SPAC Securities”), payable at the time OTEC effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination. Initial Sponsor transferred, delivered, and assigned the SPAC Securities to Sponsor, free and clear of all liens and encumbrances; and (B) the Company recorded such transfer. Pursuant to the PSA, upon the closing of the Business Combination: (i) Sponsor will pay Original Sponsor $1 (one dollar); (ii) Sponsor will convey 250,000 shares of OTEC Class B Common Stock (the “Closing Shares”) to the equity holders of Original Sponsor as of March 13, 2023 (the “Original Sponsor Equity Holders”) pro rata based on the Original Sponsor Equity Holders’ underlying interest in shares of OTEC Class B Common Stock as of March 13, 2023 (such Closing Shares shall not be subject in any respect to any forfeiture, earnout, clawback, reduction or similar restrictive provision); (iii) Sponsor will convey 250,000 Private Placement Warrants to the Original Sponsor Equity Holders pro rata based on the Original Sponsor Equity Holders’ underlying interest in Private Placement Warrants as of March 13, 2023 (such Private Placement Warrants shall not be subject in any respect to any forfeiture, earnout, clawback, reduction or similar restrictive provision); and (iv) upon the closing of the PSA, Sponsor agreed to pay the former Chief Financial Officer of the Company, Charles Baumgartner, $5,000 directly per month during the transition period of three months following the appointment of new officers and board of directors, and agreed to reimburse the former Chief Executive Officer of the Company, Joseph Adir, $25,000. Sponsor assumed ownership of all agreements and obligations of the Original Sponsor, including but not limited to the obligations to cause the Company to make all of its public company reporting requirements, and all other obligations of Original Sponsor related to the Company.

To the extent the Company’s duration is extended for more than two years from the date of the prospectus dated May 27, 2021 for the OTEC IPO, Sponsor agreed to purchase an extension of directors’ and officers’ insurance substantially equivalent to such existing insurance for the duration of OTEC, which insurance coverage terms and insurance provider shall be substantially comparable to the directors’ and officers’ insurance policy currently in effect and will continue to cover the existing directors and officers for actions taken during their service as a director or officer of the Company. The Company acknowledged and agreed that Sponsor had the right to replace the Company’s current directors with any such directors as Sponsor may select in its sole discretion, and concurrently, with the execution of the PSA. The Company’s then-current directors and officers submitted resignation letters, and the Sponsor replaced the Company’s current directors and officers with directors and officers of the Company selected in the Sponsor’s sole discretion.

Extension of Deadline to Complete the Company’s Initial Business Combination Prior to Charter Amendments.

On June 2, 2022, the Company extended the deadline to complete its initial business combination by six months from June 2, 2022 to December 2, 2022. The extension was permitted under the Company’s governing documents. In connection with such extensions, the Company caused to be deposited into the Trust Account $1,548,900 for each such extension.

First Charter Amendment.

In a special meeting held on November 29, 2022, our stockholders approved the Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “First Charter Amendment”), changing the structure and cost of our right to extend the date by which we must either (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii)(a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding shares of Common Stock, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (c) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the meeting, stockholders further approved an amendment to the Company’s investment management trust agreement dated as of May 27, 2021, as amended (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the business combination period.

The First Charter Amendment allowed us to extend the Termination Date by up to six (6) one-month extensions to June 2, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each 1-month extension, our Original Sponsor, Sponsor or any of their affiliates or designees must deposit into our Trust Account $125,000 for each such one-month extension until June 2, 2023 and the procedure relating to any such extension, as set forth in the Trust Agreement, must be complied with. In connection with the approval of the First Charter Amendment on November 29, 2022, holders of 8,477,497 of our public shares exercised their right to redeem those shares for a pro rata portion of the funds in the Trust Account for cash at an approximate price of $10.32 per share, for an aggregate of approximately $87.54 million, leaving 1,848,503 of our public shares outstanding after the November 29, 2022 shareholders meeting. Following such redemptions, the Company had approximately $20 million left in its Trust Account.

First Set of Extensions of Deadline to Complete the Company’s Initial Business Combination.

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

On March 31, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2023, to May 2, 2023.

On May 3, 2023, the Company issued a press release announcing that on May 2, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023, to June 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

Second Charter Amendment.

On May 30, 2023, the Company held a special meeting, at which stockholders voted upon, among other items, an extension proposal, approving the Second Amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate the initial business combination or merger from June 2, 2023 to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended) (the “Second Charter Amendment”), and the amendment to the Trust Agreement to correspondingly extend the Termination Date and update certain defined terms, subject to the approval of the board of directors of the Company, provided the Sponsor or its designees deposit into the Trust Account an amount equal to $0.037 per share for each public share or $30,000 (pursuant to non-interest bearing, unsecured loan to OTEC in the aggregate of $360,000 for such payment and in connection with that loan, the Company agreed to, at Sponsor’s option, repay the unsecured loan in cash or issue such lender up to an additional 36,000 shares of OTEC common stock, depending on the aggregate total of the unsecured loan), prior to the commencement of each extension period. In connection with such extension meeting, such extension payment was agreed upon and stockholders redeemed 1,035,788 shares of OTEC Common Stock for a pro rata portion of the funds in the Trust Account, resulting in $11,233,821 ($10.84 per share) being removed from the Trust Account to pay such holders. Following such redemptions in connection with this extension, the Company had $8,814,443 left in its Trust Account and the Company’s remaining shares of OTEC Class A Common Stock outstanding were 812,715. On May 30, 2023, OTEC issued a press release announcing the extension, and filed a Current Report on Form 8-K with the SEC.

Second Set of Extensions of Deadline to Complete the Company’s Initial Business Combination.

On June 1, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On June 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On July 28, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account, for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On August 31, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account, for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On September 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On October 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On November 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2023 to January 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On December 27, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2024 to February 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On January 30, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2024 to March 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On March 4, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2024 to April 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

On April 3, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2024 to May 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

As of the date of this Annual Report, the Company has exercised its right to extend the deadline to complete its initial business combination eleven of twelve times by depositing or causing to be deposited into the Trust Account $30,000 for each such extension. The current Business Combination deadline is June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024).

Merger Agreement with Captura Biopharma, Inc.

On August 10, 2022, the Company, the Original Sponsor, and OceanTech Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub 1”) entered into a definitive Agreement and Plan of Merger (“the Merger Agreement 1”) with Captura Biopharma, Inc., a Delaware corporation (“Captura”). Pursuant to the Merger Agreement 1, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the Merger Agreement 1, the Company, the Original Sponsor, Merger Sub 1, and Captura planned to effect the merger of Merger Sub 1 with and into Captura, with Captura continuing as the surviving entity. In connection with entry into the Merger Agreement 1, (i) the Company and Captura entered into the voting agreements (the “Captura Voting Agreements”) with certain stockholders of Captura representing approximately 68% of the outstanding voting power of Captura’s equity securities (the “Captura Stockholders”) pursuant to which Captura Stockholders agreed to vote their securities in favor of the approval of the Merger Agreement 1 and the related business combination, and (ii) the Company, the Original Sponsor, and Captura entered into a sponsor support agreement (the “Captura Sponsor Support Agreement”) pursuant to which the Original Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement 1 and the business combination with Captura and to take other customary actions to cause such business combination to occur.

Termination of Merger Agreement with Captura Biopharma, Inc.

On October 13, 2022, the Company and Captura entered into a mutual termination agreement (the “Captura Termination Agreement”) pursuant to which the Company and Captura mutually agreed to terminate the Merger Agreement 1. The termination of the Merger Agreement 1 by the Captura Termination Agreement also terminated and made void the Captura Voting Agreements and Captura Sponsor Support Agreements, each of which were executed concurrently with the Merger Agreement 1.

Merger Agreement with Majic Wheels Corp.

On November 15, 2022, the Company, Merger Sub 1, OceanTech Merger Sub 2, LLC, a Wyoming limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub 2”) and the Original Sponsor entered into a definitive Agreement and Plan of Merger (the “Merger Agreement 2”) with Maji Wheels Corp., a Wyoming corporation (“Majic”). Pursuant to the Merger Agreement 2, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the Merger Agreement 2, the Company, Merger Sub 1, Merger Sub 2, the Original Sponsor, and Majic planned to (i) effect the merger of Merger Sub 1 with and into Majic, with Majic continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “First Majic Merger”), and (ii) immediately following the First Majic Merger, effect the merger of Majic, as the surviving entity of the First Merger with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (the “Second Majic Merger”). In connection with entry into the Merger Agreement 2, (i) the Company and Majic entered into voting agreements (the “Majic Voting Agreements”) with certain stockholders of Majic representing approximately 73% of the outstanding voting power of Majic’s equity securities (the “Majic Stockholders”) pursuant to which the Majic Stockholders agreed to vote their securities in favor of the approval of the Merger Agreement 2 and the related business combination, and (ii) the Company, the Original Sponsor, and Majic entered into a purchaser support agreement (the “Majic Purchaser Support Agreement”) pursuant to which the Original Sponsor has agreed to vote its Company securities in favor of the approval of the Merger Agreement 2 and the related business combination and to take other customary actions to cause such business combination to occur.

Termination of Merger Agreement with Majic Wheels Corp.

On February 3, 2023, the Company and Majic entered into a mutual termination agreement (the “Majic Termination Agreement”) pursuant to which the Company and Majic mutually agreed to terminate the Merger Agreement 2. The termination of the Merger Agreement 2 by the Majic Termination Agreement also terminated and made void the Majic Voting Agreements and the Majic Purchaser Support Agreement, each of which were executed concurrently with the Merger Agreement 2.

Merger Agreement with Regentis.

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (“Regentis”), entered into an Agreement and Plan of Merger (as amended, collectively, the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger” or “Business Combination”), with Regentis continuing as the surviving entity after the Merger, as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Transaction”).

On July 7, 2023, OTEC and Regentis executed Amendment No. 1 to Agreement and Plan of Merger to increase the merger consideration to $96 million from $95 million to account, in part, for the issuance of Regentis ordinary shares to Maxim (or its designees) pre-Closing for the fee to which it would be entitled upon consummation of the Business Combination.

Form S-4.

The Company filed with the SEC the initial Form S-4 on July 10, 2023, which was amended on September 13, 2023, amended on November 3, 2023, amended on December 20, 2023, and further amended on December 29, 2023 (collectively, the “S-4”) relating to the Merger Agreement, by and among the Company, Regentis and Merger Sub. On December 29, 2023, the Company received the notice of effectiveness from the SEC. The Company’s S-4 can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

OTEC Stockholders Approved the Business Combination with Regentis.

On January 2, 2024, the Company filed with the United States Securities and Exchange Commission (the “SEC”) a definitive proxy statement/prospectus, as supplemented by the Form 8-K filed on January 19, 2024 (collectively, the “Proxy Statement”) with respect to its special meeting of stockholders to be held on February 9, 2024 at 10:30 a.m. EST (the “Special Meeting”) to vote upon the proposals detailed in the Proxy Statement including, among others, a proposal to approve and adopt the Merger Agreement attached to the Proxy Statement as Annex A, by and among the Company, Regentis and Merger Sub. The deadline for holders of its Class A common stock to submit their shares for redemption was on February 7, 2024. At the Special Meeting, the OTEC stockholders voted on each proposal presented, as described in the Proxy Statement, and approved each proposal. No other items were presented for stockholder approval at the Special Meeting.

In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (the “February Redemptions”). The trustee’s preliminary calculations are that approximately $9,227,597.36 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

Compliance with Nasdaq’s Listing Rules.

On January 24, 2023, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (the “Nasdaq”) stating that OTEC’s Market Value of Listed Securities (the “MVLS”) for the last 30 consecutive business days (from November 29, 2022 to January 23, 2023) was below the required minimum of $35 million for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), OTEC has 180 calendar days (the “Compliance Period”) (or until July 24, 2023) to regain compliance. The Notification Letter states that Nasdaq will close the matter and provide written confirmation that the Company has achieved compliance with rule 5550(b)(2) if at any time before July 24, 2023, the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days. The Company’s business operations are not affected by the receipt of the Notification Letter and the Company fully intends to regain compliance with Nasdaq listing rules. The Company continued to monitor its Nasdaq listing between the initial filing of the Form S-4 on July 10, 2023, and July 24, 2023, and to evaluate its available options to regain compliance with Nasdaq’s minimum MVLS rule within the Compliance Period.

On July 24, 2023, OTEC submitted a Plan to Regain Compliance with Nasdaq Listing Rule 5550(b)(2) for continued listing on Nasdaq, stating OTEC is working with its investment bankers and financial advisors to ensure that it will have a MVLS of at least $35 million for continued listing on Nasdaq as required, in connection with the Closing of the Business Combination.

On July 25, 2023, OTEC received written notice (the “Delisting Letter”) from Nasdaq that OTEC had not regained compliance with Nasdaq Listing Rule 5550(b)(2) for the MVLS within the Compliance Period in accordance with Nasdaq Listing Rule 5810(c)(3)(C), and, unless OTEC requested an appeal of this determination, its securities would be delisted from Nasdaq, trading of its common stock would be suspended at the opening of business on August 3, 2023, and a Form 25-NSE would be filed with the Securities and Exchange Commission to remove its securities from listing and registration on Nasdaq.

On July 27, 2023, OTEC requested such hearing, and wired the $20,000 fee to Nasdaq for such hearing, prior to 4:00 p.m. Eastern Time on August 1, 2023, as required in the Delisting Letter, to begin the process to appeal such determination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of OTEC’s securities and the filing of the Form 25-NSE pending the panel’s decision.

On July 28, 2023, OTEC received a letter from Nasdaq in which Nasdaq provided a hearing date of September 21, 2023, and written instructions prior to the hearing. On August 30, 2023, OTEC sent its written submission prior to the deadline of noon on September 1, 2023, in compliance with such instructions, detailing its updated plan to regain compliance and including other information requested.

To address the deficiency, OTEC filed a Definitive Proxy Statement on Schedule 14A on August 23, 2023, providing notice of a special meeting of stockholders to be held on September 5, 2023 to propose to amend OTEC’s existing certificate of incorporation dated as of May 27, 2021, as amended on December 1, 2022 by that certain First Amendment to the Amended and Restated Certificate of Incorporation, as further amended on May 30, 2023 by that certain Second Amendment to the Amended and Restated Certificate of Incorporation, and as may be further amended (collectively, and as further amended on September 5, 2023 by that certain Amendment to the Amended and Restated Certificate of Incorporation, the “Existing OTEC Charter”), to provide for the right of the holders of the OTEC Class B Common Stock to convert such shares into shares of the OTEC Class A Common Stock on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”), rather than upon the closing of an initial business combination, in order to authorize OTEC to regain compliance with the MVLS rule of Nasdaq.

OTEC noted that on August 23, 2023, the current holders of the OTEC Class B Common Stock held 2,581,500 shares (held by the Sponsor, and anticipated to be voted for the Founder Share Amendment Proposal), whereas the holders of the remaining OTEC Class A Common Stock held 915,975 shares. Therefore, with the Sponsor holding the majority of voting shares, the Founder Share Amendment Proposal was approved on September 5, 2023, and with conversion of the OTEC Class B Common Stock to OTEC Class A Common Stock, resulted in OTEC’s market value of securities increasing approximately $28,706,280 in addition to OTEC’s then-current market value of securities being approximately $10,185,642, based on calculations utilizing the OTEC Common Stock closing price of $11.12 per share on August 28, 2023. OTEC anticipated the market value of securities of OTEC Common Stock to total approximately $38,891,922, above the required $35 million. The following ten consecutive business days after September 5, 2023, ended ahead of the hearing held on September 21, 2023, which OTEC believed would bring it into compliance and cure its deficiency with the MVLS rule of Nasdaq prior to such hearing.

After the hearing with Nasdaq, OTEC provided a chart listing each of the initial listing requirements and noted how it planned to meet each requirement, as requested by Nasdaq at the hearing. On October 12, 2023, following the hearing, OTEC received a letter from Nasdaq stating that the Company regained compliance under the MVLS requirement. As such, this deficiency has been cured and OTEC is in compliance with Nasdaq’s MVLS requirement.

However, as previously disclosed in a Form 8-K filed September 14, 2023, on September 13, 2023, OTEC received written notice from Nasdaq stating that OTEC currently does not meet the required minimum of 300 public holders for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(3) (the “Public Holder Rule”), and further stated that Nasdaq’s panel would consider this matter in rendering a determination regarding OTEC’s continued listing on Nasdaq at the hearing already scheduled on September 21, 2023. At the hearing, OTEC discussed its anticipated compliance with the Public Holder Rule upon the closing of the Business Combination pursuant to the Merger Agreement with Regentis and the Merger Sub. As noted above, following the hearing, OTEC submitted a chart listing each of the initial listing requirements and noted how it planned to meet each requirement, as requested by Nasdaq at the hearing. On October 9, 2023, the Company received a letter from Nasdaq stating that the panel granted OTEC’s request for an exception until January 2, 2024, subject to the following:

(1)       On or before October 20, 2023, OTEC shall demonstrate compliance with MVLS requirement, and

(2)       On or before January 2, 2024, OTEC shall complete the Business Combination, and establish compliance with Listing Rule 5505.

On October 10, 2023, the Company further demonstrated compliance with the MVLS requirement and received the confirmation from Nasdaq noted above on October 12, 2023, confirming that OTEC had regained compliance with the MVLS requirement. OTEC anticipates completing the Business Combination pursuant to the Merger Agreement with Regentis and Merger Sub, and upon such completion, expects to establish compliance with Listing Rule 5505 and the Public Holder Rule.

On December 20, 2023, Nasdaq granted OTEC’s oral request to extend the deadline of January 2, 2024 to January 22, 2024.

On January 5, 2024, the Company, received written notice from Nasdaq stating that because the Company has not yet held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2022, the Company no longer complies with Listing Rules 5620(a), 5810(c)(2)(G), and IM-5620 for continued listing (the “Annual Meeting Requirement”), and requesting a response from the Company by January 12, 2024.

On January 9, 2024, the Company submitted its plan to regain compliance with the Annual Meeting Requirement by closing the Business Combination. The Company noted that the S-4 contains the audited financial statements of the Company and of Regentis for their 2022 fiscal years, and the unaudited interim financial statements of the Company and of Regentis as of and for the fiscal period ended September 30, 2023 along with unaudited pro forma financial statements for review by stockholders. Additionally, upon Closing, the combined entity will be required to be in compliance with the Annual Meeting Requirement by December 31, 2024, and the combined entity plans to hold an annual meeting in 2024 in accordance with such requirement. Further, in anticipation of Closing, the Company filed the Proxy Statement with the SEC on January 2, 2024 and had already scheduled the special meeting for stockholders to vote on the Business Combination. If the Company were to hold an annual meeting after such Special Meeting date, the stockholders of the Company would be asked to vote on items that are moot (for example, the election of existing Company directors after approving at the special meeting the election of the directors to serve on the Company’s board of directors post-Closing) or such stockholders may have already redeemed, which would likely cause stockholder confusion and legal uncertainty as to the effect of the subsequent election of a different slate of directors who would not ultimately be the slate of directors who would serve on the board of directors upon the Closing of the Business Combination. The Company would also be unable to furnish to its stockholders an annual report as required by applicable SEC rules given the requirement to include audited financial statements for 2023, which would not yet be available, and as noted above, the Company has provided stockholders with the audited financial statements for 2022 included in the S-4 and the Proxy Statement mailed to stockholders.

On January 22, 2024, the Company received a notice from Nasdaq, providing that because the Company had not yet closed the Business Combination, trading in the Company’s shares would be suspended at the open of business on January 24, 2024. Additionally, the notice from Nasdaq stated that the Company may appeal the decision and request that the Nasdaq Listing and Hearing Review Council review such decision. A written request for review must be received within 15 days from the date of the decision and pursuant to Nasdaq Listing Rule 5820(a), the Company must submit a fee of $15,000 to Nasdaq to cover the cost of the review. Unless the Company submitted such appeal, the Company’s shares would be delisted from Nasdaq. The Company submitted the request for the appeal on January 23, 2024, which was accepted by Nasdaq on January 24, 2024, at which time, Nasdaq requested the Company submit the brief memorandum.

On February 5, 2024, the Company submitted its brief memorandum and on February 23, 2024, the Company received the brief memorandum from the staff of Nasdaq to which it responded on March 1, 2024 with the following updates:

●	The Company now currently has 290 round lot holders (100 of whom hold positions of $2,500.00 or greater), and anticipates being able to obtain approximately 108 additional public holders arising from the liquidation of the Company’s sponsor and approximately 40 additional public holders arising from the issuance of Merger Consideration shares to Regentis securityholders at Closing. The Company expects approximately 438 public holders, well above the 300 public holders required by the Public Holder Requirement. Given the redemptions to date, it is the intention of the Company to release the individual members holding shares from the sponsor liquidation from the lock-up.

●	The Company did not take into account that current public holders in the Company may exercise redemption rights prior to the Business Combination to reduce the number of public holders because the redemption period ended on February 7, 2024, as set forth in the Proxy Statement. As such, the Company does not expect any additional redemptions. Additionally, because the Company is currently suspended from trading on Nasdaq, these public holders are not expected to trade.

●	The Company has made significant progress since the Company’s brief memorandum submitted on February 5, 2024, and believes it will be in compliance with the Public Holder Requirement upon the Closing of the Business Combination.

●	In response to the staff’s comments regarding the Annual Meeting Requirement, the Company previously discussed with Stanley Higgens of Nasdaq and came to the conclusion together that it would be unable to hold the annual meeting in accordance with the Annual Meeting Requirement as further detailed and set forth below. However, the Company and Regentis, as the combined entity (the “Post-Closing Company”) can and will hold an annual meeting in accordance with the Annual Meeting Requirement. Because of this, the Company again requested the extension of time to comply with the Annual Meeting Requirement.

●	To recap, the reasons the Company was unable to hold the annual meeting include that the Company originally intended to close the Business Combination prior to the end of 2023. In anticipation of Closing, the Company filed a definitive proxy statement/prospectus pursuant to Rule 424(b)(3) under the Securities Act and Regulation 14A of the Securities Exchange Act on January 2, 2024 and has scheduled the special meeting for stockholders to vote on the Business Combination on February 9, 2024. If the Company were to hold an annual meeting after such special meeting date, the stockholders of the Company would be asked to vote on items that are moot (for example, the election of existing Company directors after approving at the special meeting the election of the directors to serve on the Company’s board of directors post-Closing) or such stockholders may have already redeemed, which would likely cause stockholder confusion and legal uncertainty as to the effect of the subsequent election of a different slate of directors who would not ultimately be the slate of directors who would serve on the board of directors upon the Closing of the Business Combination. Because the stockholders that may no longer even plan to be stockholders in connection with redeeming shares would be voting on a slate of directors that were no longer going to be directors upon the Business Combination, we agreed that holding an annual meeting would be moot and not in accordance with the intent of the Annual Meeting Requirement.

●	Additionally, the Company will be unable to furnish to its stockholders an annual report as required by applicable SEC rules given the requirement to include audited financial statements for 2023, which will not be available until after the completion of the Business Combination. The Company has provided stockholders with the S-4 and the proxy statement/prospectus mailed to stockholders, which contain the audited financial statements of the Company and of Regentis for their 2022 fiscal years, and the unaudited interim financial statements of the Company and of Regentis as of and for the fiscal period ended September 30, 2023, along with unaudited pro forma financial statements for review by stockholders.

●	Though the Company was not able to hold the annual meeting, the Company has held special meetings in 2023 and already in 2024. Additionally, upon Closing, the Post-Closing Company will be required to be in compliance with the Annual Meeting Requirement by December 31, 2024, and the Post-Closing Company will hold an annual meeting in 2024 in accordance with such requirement.

The Company received an additional request from the staff of Nasdaq on March 11, 2024, to which it responded on March 15, 2024. The response included the closing conditions then in process, the necessary approvals and tax rulings required by Israeli law with the status of the same, the Company’s balance sheet and cash on hand, and the status of PIPE investments—all of which the Company provided.

On April 2, 2024, the Company received another request for further updates from the staff of Nasdaq. On April 5, 2024, the Company provided the following:

●	The Closing of the Business Combination has not yet occurred due to a delay with Nasdaq’s approval of the initial listing application for the post-closing entity. Upon further recent discussions with Nasdaq, given trading in the Company’s securities has been suspended since January 2024, we understand that Nasdaq requires the Company to establish an initial listing/bid price for the stock through over the counter trading and that they would need to evaluate a minimum of 5 trading days to establish such initial listing/bid price for the stock. The Company immediately reached out to FINRA to discuss the process for enabling over the counter trading of the Company’s stock, and FINRA advised the Company that special purpose acquisition companies whose securities are suspended from trading are not automatically eligible for over the counter trading. As such, the Company was required to request that a market maker apply to FINRA to permit trading of the Company’s stock over the counter . The Company discussed this application process with Maxim Group LLC, which is acting as a market maker for the Company’s securities listed on Nasdaq, and on March 25, 2024, Maxim Group LLC submitted the requisite Form 211 with FINRA to initiate the process to qualify the Company’ securities for over the counter trading. The Company and Maxim Group LLC have provided all information requested by FINRA and are currently awaiting approval to trade over the counter. After FINRA’s approval, as noted above, Nasdaq requested that the Company’s stock trade for a minimum of 5 trading days to establish the requisite initial listing/bid price for the stock. The Company anticipates that Nasdaq will then approve the initial listing application and the Company will be able to move forward with the Closing of the Business Combination.

●	As provided on March 15, 2024, before the parties are able to close the Business Combination, the parties must satisfy the following closing conditions, as more fully described in Article VI of the Merger Agreement and on pages 39-40 of the Proxy Statement:

○	Approval, subject to official notice of issuance, of the listing application with Nasdaq in connection with the transactions and the Merger Consideration. The Company and Regentis have been in close contact with the Nasdaq initial listings representatives working through the initial listing qualification requirements, as noted above, including with respect to the over the counter trading needed to establish the initial listing/bid price for the stock.

○	The amount equal to (a) all amounts in the Trust Account (after deducting the aggregate amount of payments required to be made in connection with the Redemption (as defined in the Agreement and Plan of Merger) and payment of the Regentis Transaction Expenses and OTEC Transaction Expenses) or OTEC’s operating account immediately prior to the Closing, plus (b) the aggregate amount of cash of OTEC on hand immediately prior to the Closing plus (c) the net amount of any PIPE Investment received by OTEC or Regentis on or prior to the Closing (the “Available Closing OTEC Cash”) shall be equal to or greater than $6,000,000 (after payment of expenses). The Company, Regentis, each of their counsel and Maxim Group LLC have finalized their negotiations of the financing documents with investors for the requisite financing sources to provide the necessary funding required for Closing and expect to sign the definitive documentation for this financing in connection with the Closing. Regentis expects to waive the minimum Available Closing OTEC Cash condition in connection with the Closing.

○	A final affidavit stating that all closing conditions have been satisfied is required to be filed with the Israeli Register of Companies before a certificate of merger can be obtained for the Business Combination. The timeframe between filing the final affidavit and being able to obtain the certificate of merger is usually a few business days in Israel (Sunday-Thursday, Israeli time). The Company and Regentis are pending confirmation from Nasdaq for clearance to list prior to being able to submit such form. However, the parties have provided draft, unsigned affidavits for review by the Israeli Register of Companies in hopes of expediting such timeline between being able to submit the final affidavit when all closing conditions are satisfied and obtaining the certificate of merger.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2023, we had net loss of $2,242,518, largely driven by the formation and operating costs of $2,602,250, finance costs related to transfer of Original Sponsor shares to Aspire of $464,670, provision for income taxes of $63,395 and interest expense of $80,861, offset by interest income of $637,784 and change in fair value of warrant liability of $330,874.

For the year ended December 31, 2022, we had net income of $1,964,948, largely driven by change in fair value of warrant liabilities of $6,668,954 and interest on investments in trust of $1,251,889 offset by $2,355,895 in general and administrative expenses and $3,600,000 of extension offering costs allocated to warrants.

Liquidity and Going Concern

At December 31, 2023, we had cash of $101,174 and a working capital deficit of $5,387,695.

Our liquidity needs up to December 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (Note 5), loans from related party and outside investors totaling $1,729,539 and $323,039 as of December 31, 2023 and 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of December 31, 2023, we had cash in the Trust Account of $9,287,900. We intend to use substantially all of the funds held in the Trust Account, after payment of redemptions declared by February 7, 2024, in connection with the Special Meeting held February 9, 2024, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete the Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination.

In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account (the “February Redemptions”). The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders. As of April 4, 2024, we had cash in the Trust Account of $9,326,615. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial business combination.

Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. We raised additional capital through loans or additional investments from its New Sponsor, stockholders, officers, directors, or third parties. Our New Sponsor, officers and directors may, but are not obligated to, loan our funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company is a special purpose acquisition corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 2, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on May 2, 2023; however , the completion of this transaction is subject to certain closing conditions set forth in the Merger Agreement. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 2, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 2, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The $2,000,000 is recorded as other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2023 and 2022.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. We have identified management inputs used in the calculation of Company’s warrant liabilities and class A shares as critical accounting estimates. There are other items in our financial statements that require estimation but are not deemed to be critical, as defined above.

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

Corporate Opportunities

Article X of the Existing OTEC Charter provides that, to the extent allowed by law, the doctrine of corporate opportunity, or any other analogous doctrine, shall not apply with respect to OTEC or any of its officers or directors, or any of their respective affiliates, in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of the Existing OTEC Charter or in the future, and OTEC renounces any expectancy that any of the directors or officers of OTEC will offer any such corporate opportunity of which he or she may become aware to OTEC, except, the doctrine of corporate opportunity shall apply with respect to any of the directors or officers of OTEC with respect to a corporate opportunity that was offered to such person solely in his or her capacity as a director or officer of OTEC and (i) such opportunity is one OTEC is legally and contractually permitted to undertake and would otherwise be reasonable for OTEC to pursue and (ii) the director or officer is permitted to refer that opportunity to OTEC without violating any legal obligation. The fact that we have such provisions in our Existing OTEC Charter waiving the corporate opportunities doctrine on an ongoing basis means that OTEC’s officers and directors have not been obligated and continue to not be obligated to bring all corporate opportunities to OTEC.

Although the provisions of Article X of the Existing OTEC Charter exempt OTEC and its officers and directors from appliable corporate opportunity doctrines, OTEC and its officers and directors have nonetheless acted within the parameters of such applicable doctrines since OTEC’s inception, including during all activities related to the OTEC IPO and the Business Combination. Further, OTEC’s officers and directors do not hold positions nor devote their time to any other special purpose acquisition companies that would have competing interests with those of OTEC. The potential conflict of interest relating to the waiver of the corporate opportunities doctrine in our Existing OTEC Charter did not, to our knowledge, impact our search for an acquisition target or prevent us from reviewing any opportunities as a result of such waiver.

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

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting for the following:

●	Controls over the identification, accounting and reporting for complex financial instruments; and

●	Controls over the protection of funds permitted for withdrawal from the trust, including both the timely payment of income and other tax liabilities and ineffective oversight by the board relating to the Company recurring non-compliance with an investment management trust agreement.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In light of the material weaknesses identified above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weaknesses in our internal control over the financial reporting related to accounting for complex financial instruments and compliance with the provision of trust agreement.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, related party transactions and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. Additionally we are in process of establishment of segregated bank account for better control over the amounts withdrawn from Trust Account for payment of Company’s tax obligations.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps subsequent to the year ended December 31, 2023:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex and related party transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

There have been no changes to our internal control over financial reporting during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Suren Ajjarapu	53	Chief Executive Officer and Chairman
Francis Knuettel II	57	Chief Financial Officer
Michael Peterson	62	Director
Donald Fell	78	Director
Venkatesh Srinivasan	56	Director
Siva Saravanan	49	Director

Suren Ajjarapu

Since March 2021, Mr. Ajjarapu has served on the board of directors of OTEC. Mr. Ajjarapu has served Trxade Health, Inc. (NASDAQ:MEDS) as Chairman of the Board, Chief Executive Officer and Secretary since its acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception. Mr. Ajjarapu is currently serving as a director and as Chief Executive Officer and Chairman of Semper Paratus Acquisition Corporation (NASDAQ:LGST), as a director of Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a. Aesther Healthcare Acquisition Corp.), and as Chairman of the Board of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Mr. Ajjarapu has served on the Board of Directors of Kano Energy, Inc which is involved in developing renewable natural gas sites in USA since 2018. Mr. Ajjarapu has also served as Chairman of the Board of Directors of Feeder Creek Group, Inc., since March 2018. Feeder Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa. Mr. Ajjarapu was a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, COO, and Director Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Francis Knuettel II

Mr. Knuettel began serving as Chief Financial Officer of OTEC on March 10, 2023. Mr. Knuettel has over 25 years of management experience in venture and private-equity backed public companies, and has advised public and private companies on financial management and controls, mergers and acquisitions, capital markets transactions and operating and financial restructurings. Mr. Knuettel is also currently serving as Chief Financial Officer of Semper Paratus Acquisition Corporation (NASDAQ:LGST). Mr. Knuettel served as the Chief Executive Officer and director of Unrivaled Brands (OTCQX:UNRV) (f/k/a Terra Tech Corp. (OTCQX:TRTC)), a vertically integrated company focused on the cannabis sector with operations in California and Nevada, from December 2020 to April 2022. Mr. Knuettel was formerly Director of Capital and Advisory at Viridian Capital Advisors, a position he held from June 2020 to January 2021, following the sale but prior to the close of the acquisition of One Cannabis Group, Inc. (“OCG”) by an OTCQX listed company. At OCG, Mr. Knuettel served from June 2019 to January 2021 as Chief Financial Officer of the company, a leading cannabis dispensary franchisor, with over thirty cannabis dispensaries across seven states. Prior to joining OCG, Mr. Knuettel was Chief Financial Officer at MJardin Group, Inc. (“MJardin”) (August 2018 to January 2019), a Denver-based cannabis cultivation and dispensary management company, where he led the company’s IPO on the Canadian Securities Exchange. Following the IPO, Mr. Knuettel managed the merger with GrowForce, a Toronto-based cannabis cultivator, after which he moved over to the Chief Strategy Role (January 2019 to June 2019). In his role as CSO, he managed the acquisition of several private companies before recommending and executing the consolidation of management and other operations to Toronto and the closure of the executive office in Denver. From April to August 2018, Mr. Knuettel served as Chief Financial Officer of Aqua Metals, Inc. (NASDAQ:AQMS), an advanced materials firm that developed technology in battery recycling. Prior to that, from April 2014 to April, 2018, Mr. Knuettel served as Chief Financial Officer at Marathon Patent Group, Inc. (NASDAQ:MARA), a patent enforcement and licensing company. Before that, Mr. Knuettel held numerous CFO and CEO positions at early-stage companies where he had significant experience both building and restructuring businesses. Mr. Knuettel also holds numerous board positions, at both public and private companies, including 180 Life Sciences (Nasdaq:ATNF) (July 2021 to present), ECOM Medical, Murphy Canyon Acquisition Corp. (Nasdaq:MURF) (February 2022 to present) and Relativity Acquisition Corp. (Nasdaq RACY) (February 2022 to present). Mr. Knuettel graduated cum laude from Tufts University with a B.A. degree in Economics and from The Wharton School at the University of Pennsylvania with an M.B.A. in Finance and Entrepreneurial Management.

Michael Peterson

Since March 2023, Mr. Peterson has also served as a director of OTEC. Mr. Peterson commenced serving as a director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) in December 2022. Mr. Peterson has been serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. since April 2022. Beginning in September 2021, Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company that consummated a Business Combination in February 2023 and merged with Ocean Biomedical, Inc (NASDAQ: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.) and continues to serve as an independent director of the merged company. Since December 2022, Mr. Peterson has also served as a director of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public, since February 2021. Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, Inc. (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq:MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald Fell

Mr. Donald G. Fell, brings along a wealth of experience in the field of economics and business. Since March 2023, Mr. Fell has served as a director of OTEC. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado, Springs. Mr. Fell also served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical Inc. (Nasdaq:OCEA)) from 2021 to February 2023. From December 2022, Mr. Fell has served as a director of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL) and TRxADE HEALTH, INC since January 2014, as well as a director of Trxade Nevada since December 2013. From 1995 – 2012, Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute. He has also served as visiting professor of economics at the University of LaRochelle, France, and as adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has conducted graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Venkatesh Srinivasan

Mr. Venkatesh Srinivasan has a tremendous amount of experience in the pharmaceutical industry. Mr. Venkatesh Srinivasan has served as an independent director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) since December 2022. He currently serves as President of Micro Labs USA and previously served as President of Rising Pharma, USA and as President and CEO of Ascend Laboratories, USA where he grew the business, building a new team and strengthening processes and systems. In addition, Mr. Srinivasan served as a Director at Pfizer India. Mr. Srinivasan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, (n/k/a Ocean Biomedical Inc. (Nasdaq:OCEA)) from 2021 until it consummated its initial business combination in February 2023.

Siva Saravanan

Mr. Saravanan has more than 20 years of experience steering digital strategies and technology solutions for businesses. Mr. Saravanan has served as an independent director of Kernel Group Holdings, Inc. (Nasdaq:KRNL) since December 2022. Mr. Saravanan served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. Additionally, Mr. Saravanan is the Chief Digital Officer at Wavestone US, helping Fortune 1000 business and technology leaders accelerate digital transformation. Prior to joining Wavestone US, Siva was Chief Information Officer and SVP of Business Operations at Reviver, an exciting IoT start-up that creates connected digital license plates to enable true autonomous driving. He designed customer digital experiences, unified commerce, supply chain, field service operations and the digital agenda for Reviver. Siva was also VP for IT Digital Transformation and Program Delivery at Aristocrat Technologies. While at Aristocrat Technologies, he led the transformation of business systems for a leading high-tech gaming manufacturer. Siva spent many years at Verifone as a Senior Director supporting technology operations in 40+ countries and also taking on delivery responsibilities. At VeriFone, he built a world-class global integrated supply chain network for agility and efficiency. Mr. Saravanan holds a M.S. in Systems Engineering from Tennessee State University and B.S in Mechanical Engineering from Annamalai University in Chidambaram, India. He is also on the Advisory Board of NishTech Inc., a digital commerce company and the Advisory Council of George Washington University School of Business Digital Program. Siva is a member of Forbes Technology Council contributing regularly.

Other Transactions by Certain Members of the OTEC Board and Officers

TRXADE Health, Inc. (NASDAQ: MEDS): Suren Ajjarapu, Michael Peterson, Donald Fell

On July 14, 2023, TRxADE HEALTH, Inc., a Delaware corporation (“MEDS”) entered into a certain Amended and Restated Agreement and Plan of Merger with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MEDS (“Foods Merger Sub”). On July 31, 2023, MEDS completed its acquisition of Superlatus in accordance with such terms and conditions, pursuant to which MEDS acquired Superlatus by way of a merger of the Food Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of MEDS and the surviving entity in the merger. At this closing, shareholders of Superlatus received in aggregate 136,441 shares of common stock of MEDS, representing 19.9% of the total issued and outstanding common stock of MEDS after the consummation of the merger and 306,855 shares of MEDS’ Series B Preferred Stock, par value $0.00001 per share, with a conversion ratio of 100 to one.

Semper Paratus Acquisition Corporation (NASDAQ: LGST): Surendra Ajjarapu, Michael Peterson, Donald Fell, Francis Knuettel II

On June 28, 2023, Semper Paratus Acquisition Corporation, a Cayman Island exempted company (“Semper Paratus”) entered into an Agreement and Plan of Merger by and among Semper Paratus, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Semper Paratus, SSVK Associates, LLC, Semper Paratus’ sponsor, in its capacity as purchaser representative, Tevogen Bio Inc, a Delaware corporation (“Tevogen Bio”), and Ryan Saadi, in his capacity as seller representative, pursuant to which, among other things, the parties will effect the merger of Merger Sub with and into Tevogen Bio, with Tevogen Bio continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Tevogen Bio shall be exchanged for shares of Class A common stock, par value $0.0001 per share, of Semper Paratus (the “Semper Share Exchange”) subject to the conditions set forth in such merger agreement, with Tevogen Bio surviving the Semper Share Exchange as a wholly owned subsidiary of Semper Paratus. The parties to that transaction have not yet filed a registration statement relating to that transaction, and are expected to do so in September 2023.

Kernel Group Holdings, Inc. (NASDAQ: KRNLU), Surendra Ajjarapu, Michael Peterson, Donald Fell, Venkatesh Srinivas, Siva Srinivasan

On March 3, 2023, Kernel Group Holdings, Inc., a Cayman Island exempted company (“Kernel”) entered into a business combination agreement by and among Kernel, AIRO Group, Inc., a Delaware corporation and a wholly-owned subsidiary of Kernel (“Kernel ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Kernel ParentCo, AIRO Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Kernel ParentCo, VKSS Capital, LLC, a Delaware limited liability company and also in the capacity as Kernel’s Sponsor, Dr. Chirinjeev Kathuria, in the capacity as the representative for the company stockholders, and AIRO Group Holdings, Inc., a Delaware corporation. Kernel recently approved an extension of up to six (6) one-month extensions to February 5, 2024 as to the date by which Kernel must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that closed on February 5, 2021.

Aesther Healthcare Acquisition Corp. (NASDAQ: AHAC, OCEA): Suren Ajjarapu, Michael Peterson, Venkatesh Srinivasan, Siva Saravanan, Donald Fell

On August 31, 2022, Aesther Healthcare Acquisition Corp., a Delaware corporation (“Aesther”) entered into an Agreement and Plan of Merger by and among Aesther, AHAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Aesther, Aesther Healthcare Sponsor, LLC, Aesther’s sponsor, in its capacity as purchaser representative, Ocean Biomedical, Inc., a Delaware corporation (“Ocean Biomedical”), and Dr. Chirinjeev Kathuria, in his capacity as seller representative, pursuant to which, among other things, the parties effected the merger of Merger Sub with and into Ocean Biomedical, with Ocean Biomedical continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Ocean Biomedical was exchanged for shares of Class A common stock, par value $0.0001 per share, of Aesther (the “Aesther Share Exchange”) subject to the conditions set forth in such merger agreement, with Ocean Biomedical surviving the Aesther Share Exchange as a wholly owned subsidiary of Aesther. Aesther’s units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security. In connection with the closing of the Business Combination, the company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” On February 15, 2023, such company’s common stock and warrants began trading on Nasdaq under the trading symbols “OCEA” and “OCEAW,” respectively. Prior the closing, each unit of Aesther sold in its IPO consisted of one public share of Class A common stock and one public warrant which entitled the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. Upon the closing, Aesther’s certificate of incorporation, as amended, was replaced with an amended certificate, which, among other things, reclassified all shares of Class A common stock as common stock. Immediately after giving effect to the business combination, there were 34,756,339 shares of common stock and warrants to purchase 11,275,054 shares of common stock of the company issued and outstanding.

Murphy Canyon Acquisition Corp. (NASDAQ: MURF): Francis Knuettel II

Murphy Canyon Acquisition Corp. (“Murphy Canyon”), a blank-check special purpose acquisition company, announced that its proxy statement/registration statement on Form S-4 filed with the SEC on May 12, 2023, as amended, was declared effective by the SEC on August 11, 2023 in connection with the proposed business combination between Murphy Canyon and Conduit Pharmaceuticals Limited (“Conduit”) previously announced on November 8, 2022. Murphy Canyon has scheduled a special meeting of its stockholders for September 7, 2023 at 10:00 a.m., Eastern time, to approve such business combination and has commenced mailing the proxy statement and prospectus to its stockholders of record as of the close of business on August 2, 2023. On September 22, 2023, the Murphy Canyon closed its transaction, at which time, My. Knuettel stepped down from the board.

Relativity Acquisition Corp. (NASDAQ: RACY): Francis Knuettel II

Relativity Acquisition Corp., a Delaware corporation (“Relativity”) entered into a business combination agreement on February 13, 2023, as amended, with SVES GO, LLC, SVES LLC, SVES CP LLC, and SVES Apparel LLC (together, “SVES”) and the other parties thereto. On August 15, 2023, Relativity issued a press release announcing that a confidential draft of a Registration Statement on Form S-4 was submitted to the SEC, for receipt by the SEC on August 14, 2023, with respect to such proposed business combination with SVES.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

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

Audit Committee:

●	Michael Peterson in his capacity as Chairman;

●	Donald Fell in his capacity as a member; and

●	Siva Saravanan in his capacity as a member.

Compensation Committee:

●	Donald Fell in his capacity as Chairman;

●	Michael Peterson in his capacity as a member; and

●	Siva Saravanan in his capacity as a member.

Nasdaq listing standards require that a majority of the Company’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s board of directors has determined that Michael Peterson, Donald Fell, Venkatesh Srinivasan, and Siva Saravanan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Notwithstanding the foregoing, as indicated above, other than (i) the payment to the Original Sponsor of $10,000 per month until March 13, 2023 and then to the New Sponsor from March 13, 2023, and (ii) for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The Existing OTEC Charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by June 2, 2024 (assuming the remaining extension payment is made for the period from May 2, 2024 to June 2, 2024). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (except as described under the section of our prospectus titled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants” on Form S-1). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our New Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our New Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our New Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our New Sponsor or an affiliate of our New Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

NAME OF INDIVIDUAL	NAME OF AFFILIATED COMPANY	AFFILIATION
Suren Ajjarpu	Trxade Group, Inc.	Chairman, Chief Executive Officer, and Secretary
	Semper Paratus Acquisition Corporation	Chief Executive Officer and Chairman
	Kernel Group Holdings, Inc.	Chairman of the Board
	Aesther Healthcare Acquisition Corp.	Chairman and Chief Executive Officer
	Ocean Biomedical Inc.	Director
	Kano Energy Corp.	Executive Chairman
Francis Knuettel II	Chromocell Therapeutics Corp.	Chief Executive and Financial Officer
	ECOM Medical	Board Member
	Capstone Technologies Group Inc.	Board Member
	Relativity Acquisition Corp.	Board Member
Michael Peterson	Kernel Group Holdings, Inc.	Board Member
	Lafayette Energy Corp.	President, Chief Executive Officer, and Board Member
	Ocean Biomedical Inc.	Board Member
	Trio Petroleum Corp.	Chief Executive Officer and Board Member
	Indonesia Energy Corporation Limited	Director and Chair of Audit Committee
	PowerUp Acquisition Corp.	Board Member
	Trxade Health Inc.	Board Member
	Danam Health, Inc.	Board Member
	OceanTech Acquisitions I Corp.	Board Member
	Integrated Wellness Acquisition Corp.	Board Member
Donald Fell	Kernel Group Holdings, Inc.	Board Member
	Trxade Health, Inc.	Board Member and Chair of Compensation and Governance Committees
	Trxade Nevada	Board Member
	PowerUp Acquisition Corp.	Board Member
	Integrated Wellness Acquisition Corp.	Board Member
	OceanTech Acquisitions I Corp.	Board Member
	Foundation for Teaching Economics	Professor and Program Director
	University of Colorado, Colorado Springs	Adjunct Graduate Professor of Economics
Venkatesh Srinivasan	Novadoz Pharmaceuticals	Chief Executive Officer
Siva Saravanan	Kernel Group Holdings, Inc.	Independent Director
	Waverstone US	Chief Digital Officer

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

Item 11.  EXECUTIVE COMPENSATION

Please see “Officer and Director Compensation” under Item 10 of this Annual Report on Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding (i) the beneficial ownership of OTEC Common Stock as of December 11, 2023 and (ii) the expected beneficial ownership of Post-Closing Company Common Stock immediately following the Closing, assuming the no redemption scenario, and alternatively the maximum redemption scenario, by:

●	each person known by OTEC who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of OTEC Common Stock or Post-Closing Company Common Stock;
●	each of OTEC’s current executive officers and directors; and
●	each person who is expected to become an executive officer or director of the Post-Closing Company after the Business Combination; and
●	all of OTEC’s current executive officers and directors, as a group, and all of the Post-Closing Company’s expected executive officers and directors after the Business Combination, as a group.

The beneficial ownership of shares of OTEC Common Stock pre-Business Combination is based on 3,497,475 shares of OTEC Class A Common Stock, issued and outstanding as of December 11, 2023.

The expected beneficial ownership of the Post-Closing Company after the Business Combination is based on (a) 11,993,978 shares of Post-Closing Company Common Stock outstanding at the Closing, assuming no holders of public shares exercise their redemption rights in connection therewith (no redemption scenario), and (b) 11,181,263 shares of Post-Closing Company Common Stock outstanding at the Closing, assuming holders of 812,715 public shares exercise their redemption rights in connection therewith (maximum redemption scenario), in each case which consists of (i) (x) in the case of the no redemption scenario, 3,497,475 shares of OTEC Class A Common Stock that will convert into a like-number of shares of Post-Closing Company Common Stock at the Closing and (y) in the case of the maximum redemption scenario, 2,684,760 shares of OTEC Class A Common Stock that will convert into a like-number of shares of Post-Closing Company Common Stock at the Closing; and (ii) 9,600,000 shares of Post-Closing Company Common Stock that will be issued at the Closing to the holders of the share capital of Regentis.

Unless otherwise indicated, OTEC believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Except as otherwise noted herein, the number and percentage of Post-Closing Company Common Stock beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any Post-Closing Company Common Stock as to which the holder has sole or shared voting power or investment power and also any Post-Closing Company Common Stock which the holder has the right to acquire within 60 days of the date set forth above through the exercise of any option, warrant or any other right. The table does not include the shares of common stock underlying the OTEC warrants prior to the Business Combination because these securities are not exercisable within 60 days following the date set forth above, but it does include shares of Post-Closing Company Common Stock underlying the warrants following the Business Combination as those warrants will be exercisable within 60 days following the Closing.

			After the Business Combination
	Before the Business Combination		Assuming No Redemption		Assuming Maximum Redemption
Name and Address of Beneficial Owner(1)	Number of Shares of OTEC Common Stock Beneficially Owned	%	Number of Shares of Post-Closing Company Common Stock	%	Number of Shares of Post-Closing Company Common Stock		%
Current Directors and Executive Officers of OTEC
Surendra Ajjarapu(2)	2,581,500	73.8%	2,581,500	21.5%	2,581,500		23.1%
Francis Knuettel II	—	—	—	—	—		—
Michael Peterson	—	—	—	—	—		—
Donald Fell	—	—	—	—	—		—
Venkatesh Srinivasan	—	—	—	—	—		—
Siva Saravanan	—	—	—	—	—		—
All directors and executive officers of OTEC as a group (6 individuals)	2,581,500	73.8%	2,581,500	21.5%	2,581,500		23.1%

Directors and Executive Officers of Post-Closing Company After the Business Combination
Ehud Geller(3)	—	—	2,064,645	17.2%	2,064,645		18.5%
Jeff Dykan(4)	—	—	968,279	8.1%	968,279		8.7%
Keith Valentine	—	—	87,117	0.7%	87,117	[	0.8%
Pini Ben-Elazar	—	—	168,560	1.4%	168,560		1.5%
Susan Alpert	—	—	—	—	—		—
Surendra Ajjarapu(2)	2,581,500	73.8%	2,581,500	21.5%	2,581,500		23.1%
Efraim Cohen-Arazi	—	—	—	—	—		—
Eli Hazum	—	—	5,000	0.0%	5,000		0.0%
Arie Gordashnikov	—	—	—	—	—		—
Noam Band	—	—	—	—	—		—
All directors and executive officers of Post-Closing Company as a group (10 individuals)	2,581,500	73.8%	5,875,101	49.0%	5,875,101		52.5%

Five Percent and Greater Holders:
Aspire Acquisition LLC(2)	2,581,500	73.8%	2,581,500	21.5%	2,581,500		23.1%
Owl Creek Asset Management, L.P.(5)	300,925	8.6%	300,925	2.5%	300,925		2.7%
Jeffrey A. Altman(5)	300,925	8.6%	300,925	2.5%	300,925		2.7%
Walleye Capital LLC(6)	313,200	9.0%	313,200	2.6%	313,200		2.8%
SCP Vitalife Partners II, L.P.(7)	—	—	656,229	5.5%	656,229		5.9%
Medica III Investments (International) LP(8)	—	—	637,102	5.3%	637,102		5.7%
DSM(9)	—	—	571,573	4,8%	571,573		5.1%
Ocorian Fund Management S.à r.l acting for and on behalf of Generali Financial Holdings FCP-FIS Sub-Fund 2(10)	—	—	721,342	6.0%	721,342		6.5%
HaisThera Scientific Fund I, L.P.(11)	—	—	1,350,226	11.3%	1,350,226		12,1%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals prior to the Business Combination is c/o OceanTech Acquisitions I Corp., 515 Madison Avenue, Suite 8133, New York, NY 10022, and the business address of each of the entities and individuals after the Business Combination is c/o 12 Ha’ilan Street, Northern Industrial Zone, P.O. Box 260, Or-Akiva 3060000, Israel.

(2)	Represents Founder Shares, originally classified as shares of OTEC Class B Common Stock and then converted to OTEC Class A Common Stock. Such shares are held by Sponsor. Surendra Ajjarapu is the managing member of our Sponsor and may be deemed to have beneficial ownership of the common stock held directly by the Initial Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The table does not include the shares of common stock underlying the Private Placement Warrants held or to be held by the Sponsor in the beneficial ownership prior to the Business Combination because these securities are not exercisable within 60 days following the as-of date for this table, but an aggregate of 3,871,000 shares of Post-Closing Company common stock underlying the Private Placement Warrants are included in the beneficial ownership following the Business Combination as those warrants will be exercisable within 60 days following the Closing.

(3)	Consists of (1) warrants to purchase 20,000 ordinary shares as a result of a grant to Regentis related to the August 2023 loan, (2) 159,693 RSUs, which are expected to vest within 60 days, and (3) shares beneficially owned by Dr. Ehud Geller in (i) 573,237 ordinary shares and warrants to purchase 63,865 ordinary shares owned by the Medica III Investments (International) L.P, (ii) 208,362 ordinary shares and warrants to purchase 23,212 ordinary shares owned by Medica III Investments (Israel) LP; (iii) 226,433 ordinary shares and warrants to purchase 25,226 ordinary shares owned by Medica III Investments (SF) LP; (iv) 121,871 ordinary shares and warrants to purchase 13,577 ordinary shares owned by Medica III Investments (PF) LP; (v) 294,370 ordinary shares and warrants to purchase 32,797 ordinary shares owned by Medica III Investments Israel (B) LP; (vi) 271,728 ordinary shares and warrants to purchase 30,274 ordinary shares owned by Poalim Medica III Investments LP. The beneficial owners under Medica Group are: MCP Opportunity Secondary Program III L.P: 10.57%, NYC Police Pension Fund: 8.8%, Quantum Partners LDC: 13.2%, and Migdal Insurance Company Ltd: 8.8%. None of which include individuals who hold more than 5% interest. Medica III Management L.P., an entity held 50% by Dr. Ehud Geller and 50% by Batsheva Elran, is the managing entity of Medica III Fund. The principal business address of Medica III Investment is 60C Medinat Hayehudim, Herzliya, 4676670, Israel.

(4)	Consists of (1) warrants to purchase 5,000 ordinary shares as a result of a grant to Regentis related to the August 2023 loan, (2) 592,272 ordinary shares and warrants to purchase 63,958 ordinary shares held by SCP Vitalife Partners II L.P., and (3) 285,688 ordinary shares and warrants to purchase 21,361 ordinary shares held by SCP Vitalife Partners (Israel) II L.P. Mr. Jeff Dykan. is the general partner of the foregoing entities, and, as such, holds share voting and dispositive power over the shares held by the foregoing entities. The principal business address of SCP Vitalife Partners II L.P., is Messrs. Churchill and Weisman, 5 Great Valley Parkway, Suite 210, Malvern, Pennsylvania 19355. The principal business address of SCP Vitalife Partners (Israel) II L.P. is 15 Hatidhar, P.O. Box 2138, Raanana, Tel Aviv 4366517, Israel.
(5)	According to a Schedule 13G filed with the SEC on February 9, 2022, on behalf of Owl Creek Asset Management L.P. and Jeffrey A. Altman. The business address of this stockholder is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(6)	According to a Schedule 13G filed with the SEC on April 19, 2023, on behalf of Walleye Capital LLC, an investment adviser in accordance with §240.13d-1(b)(1)(ii)(E), by Adil Elamri as Chief Compliance Officer, pursuant to Rule 13d-1(b). The business address of this stockholder is 2800 Niagara Lane N, Plymouth, MN 55447.
(7)	The beneficial owners under SCP Vitalife Partners II, L.P. are: Jeff Dykan and Avi Ludimursky.
(8)	The beneficial owner under Medica III Investments (International) LP is Dr. Ehud Geller.
(9)	The beneficial owner under DSM is DSM Nederland B.V., which is 100% owned by Koninklijke DSM N.V. (or Royal DSM). Koninklijke DSM N.V. is a publicly traded company with ordinary shares listed on NYSE Euronext stock exchange in Amsterdam. Koninklijke DSM N.V. currently has no controlling shareholders. The company is managed by a Managing Board together with an Executive Committee and an independent Supervisory Board. Members of the Managing Board and the Supervisory Board are appointed by the General Meeting of Shareholders. The business address of this stockholder is 1 Het Overloon, 6411 TE Heerlen, Netherlands.
(10)	The beneficial owner under Ocorian Fund Management S.à r.l., acting for and on behalf of Generali Financial Holdings FCP-FIS Sub-Fund 2 is Ocorian Holdings (Europe) S.à r.l., which owns 100% of Ocorian Fund Management S.à r.l. Thomas Fahl, Frederic Pierre Jose Michels and Simon Burgess are the acting and controlling managers of Ocorian Fund Management S.à r.l. The acting and controlling managers of Generali Financial Holdings FCP-FIS Sub-Fund 2 are Thomas Fahl, Frederic Pierre Jose Michels and Simon Burgess. The business address of this stockholder is Cloche d’Or, 17, 2411, Boulevard F.W. Raiffeisen, Luxembourg.
(11)

The beneficial owners under HaisThera Scientific Fund I, L.P. are: Faith Reliance International Limited (LP) 39%, Waifull Industries Limited (LP) 26%, Haisco Pharmaceutical Co., Limited (LP) 18%, Vista Associates Corporation (LP) 5%, Mooi Management Limited (LP) 5%, MA WEI (LP) 5%. The beneficial owner under Faith Reliance International (LP) is Wang Junmin. The beneficial owner under Waifull Industries Limited (LP) is Fan Xiulian. The beneficial owners under Haisco Pharmaceutical Co., Limited (LP) are Wang Junmin, Fan Xiulian and Zheng Wei. The business address of this stockholder is PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

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

As of December 31, 2023, the Company incurred 120,000 in administrative support fees which remains outstanding and is included on the accompanying balance sheet as “due to related party”.

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

In order to finance transaction costs in connection with an intended initial business combination, the New Sponsor, an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post business combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Original Sponsor.

As of December 31, 2023, no such Working Capital Loans were outstanding, except as disclosed.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our quarterly reports on Form 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2023 totaled $235,348 and $74,675. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

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

Item 16.  Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and Maxim Group LLC, as representatives of the several underwriters (incorporated by reference as Exhibit 1.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
1.2*	Amendment of Underwriting Agreement, dated December 15, 2021, by and between OceanTech Acquisitions I Corp. and Maxim Group LLC, as representatives of the several underwriters (incorporated by reference as Exhibit 1.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on September 13, 2023).
2.1*	Agreement and Plan of Merger, dated May 2, 2023, by and among OceanTech Acquisitions I Corp., R.B. Merger Sub Ltd. and Regentis Biomaterials Ltd (incorporated by reference as Exhibit 2.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 3, 2023)(certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). OceanTech Acquisitions I Corp. agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.)
2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated July 7, 2023, by and among OceanTech Acquisitions I Corp., R.B. Merger Sub Ltd. and Regentis Biomaterials Ltd. (incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on July 10, 2023).
3.1*	Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. dated May 27, 2021 (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
3.2*	Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference from Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on December 2, 2022).
3.3*	Second Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference from Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 30, 2023).
3.4*	Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on September 6, 2023).
3.5*	By Laws of OceanTech Acquisitions I (incorporated by reference from Exhibit 3.3 of Form S-1 filed by OceanTech Acquisitions I Corp. with the SEC on April 9, 2021).*
4.1*	Warrant Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 4.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
4.2*	Subscription Agreement, dated May 23, 2023, between OceanTech Acquisitions I Corp., Aspire Acquisition LLC and Polar Multi-Strategy Master Fund. (incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on December 29, 2023).
4.3*	Subscription Agreement, dated October 24, 2023, between OceanTech Acquisitions I Corp., Aspire Acquisition LLC and Polar Multi-Strategy Master Fund. (incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on December 29, 2023).
4.4*	Description of securities. (incorporated by reference from Exhibit 4.1 of Form 10-K/A filed by OceanTech Acquisitions I Corp. on March 31, 2023).
10.1*	Investment Management Trust Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)

10.2*	Form of Registration Rights Agreement, by and among OceanTech Acquisitions I Corp., Aspire Acquisition LLC and certain holders of OTEC securities (incorporated by reference as Exhibit 10.4 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 8, 2023)
10.3*	Registration Rights Agreement, dated May 27, 2021, by and among OceanTech Acquisitions I Corp. and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.2 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.4*	Form of Lock-Up Agreement by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd and certain shareholders of Regentis a party thereto (incorporated by reference as Exhibit 10.4 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 8, 2023)
10.5*	Letter Agreement, dated May 27, 2021, by and among OceanTech Acquisitions I Corp., its officers and directors and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.3 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.6*	Private Placement Warrants Purchase Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.4 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.7*	Administrative Support Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.5 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.8*	Voting Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd. and certain shareholders of Regentis party thereto (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 8, 2023)
10.9*	Sponsor Support Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., Aspire Acquisition LLC and certain individuals party thereto (CORRECTED)(incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on July 10, 2023).
10.10*	Purchase Agreement, dated as of March 13, 2023, by and among OceanTech Acquisitions I Corp., Aspire Acquisition LLC and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on March 13, 2023)
10.11*	Securities Subscription Agreement, dated February 14, 2021, between the Company and the Original Sponsor (incorporated by reference as Exhibit 10.5 of Form S-1 filed by OceanTech Acquisitions I Corp. with the SEC on April 9, 2021).
10.12*	Form of Indemnity Agreement (incorporated by reference as Exhibit 10.7 of Form S-1 filed by OceanTech Acquisitions I Corp. with the SEC on April 9, 2021).
14.1*	Form of Code of Ethics (incorporated by reference as Exhibit 14.1 of Form S-1 filed by OceanTech Acquisitions I Corp. with the SEC on April 9, 2021).
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1**	OceanTech Acquisitions I Corp. Clawback Policy

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Previously filed.

** Filed herewith.

*** Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

OceanTech Acquisitions I Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OceanTech Acquisitions I Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 2, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on May 2, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 2, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 2, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, CT

April 15, 2024

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS:
Cash	$101,174	$35,806
Prepaid expense	—	179
Total current assets	101,174	35,985
Investments held in Trust Account	9,287,900	19,429,439
TOTAL ASSETS	$9,389,074	$19,465,424

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$3,233,469	$1,614,363
Income tax payable	63,395	—
Excise tax payable	112,338	—
Promissory notes	1,203,961	—
Promissory notes – related party	448,039	323,039
Due to related parties	427,667	307,667
Total current liabilities	5,488,869	2,245,069
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	330,872	661,747
Total Liabilities	11,433,841	8,520,916

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 812,715 and 1,848,503 shares at December 31, 2023 and 2022, respectively at redemption value of $11.53 and $10.51 at December 31, 2023 and 2022, respectively	9,372,058	19,419,552
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,684,760 and 103,260 (excluding 812,715 and 1,848,503 shares subject to possible redemption) shares issued and outstanding at December 31, 2023 and 2022, respectively	269	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; no shares and 2,581,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	259
Additional paid-in capital	1,549,028	2,248,291
Accumulated deficit	(12,966,122)	(10,723,604)
Total Stockholders’ Deficit	(11,416,825)	(8,475,044)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$9,389,074	$19,465,424

The accompanying notes are an integral part of these consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

Operating and formation costs	$2,602,250	$2,355,895
Loss from operations	(2,602,250)	(2,355,895)

Other income:
Interest earned on investments in trust	637,784	1,251,889
Interest expense	(80,861)	—
Finance transaction costs	—	—
Offering costs allocated to warrants	(464,670)	(3,600,000)
Change in fair value of warrants	330,874	6,668,954
Total other income, net	423,127	4,320,843
(Loss) Income before taxes	(2,179,123)	1,964,948
Provision for income taxes	(63,395)	—
Net (loss) income	$(2,242,518)	$1,964,948

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	1,238,381	9,582,767
Basic and diluted net (loss) income per common stock, Class A subject to possible redemption	$(0.57)	$0.16

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per non-redeemable common stock	$(0.57)	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	103,260	$10	2,581,500	$259	$—	$(12,688,552)	$(12,688,283)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(2,668,274)	—	(2,668,274)
Proceeds in excess of fair value of private placements warrants	—	—	—	—	1,316,565	—	1,316,565
Fair value of Sponsor Shares transferred to extension investors	—	—	—	—	3,600,000	—	3,600,000
Net income	—	—	—	—	—	1,964,948	1,964,948
Balance as of December 31, 2022	103,260	$10	2,581,500	$259	$2,248,291	$(10,723,604)	$(8,475,044)
Contribution related to financing costs attributed to Aspire Securities Purchase Agreement	—	—	—	—	464,670	—	464,670
Fair Value of Class A Common Shares to be transferred under Promissory Notes (Note 6)	—	—	—	—	158,400	—	158,400
Recognition of excise tax liability on trust redemptions	—	—	—	—	(112,338)	—	(112,338)
Conversion of Class B common stock in Class A common stock	2,581,500	259	(2,581,500)	(259)	—	—	—
Overdraw of Trust Assets Payable to Trust by Sponsor					(107,827)		(107,827)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,102,168)		(1,102,168)
Net income	—	—	—	—	—	(2,242,518)	(2,242,518)
Balance as of December 31, 2023	2,684,760	$269	—	$—	$1,549,028	$(12,966,122)	$(11,416,825)

The accompanying notes are an integral part of these consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,242,518)	$1,964,948
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Offering costs allocated to warrants	—	3,600,000
Interest earned on investments in trust	(637,784)	(1,251,889)
Non-cash interest expense	80,861	—
Change in fair value of warrants	(330,875)	(6,668,954)
Finance transaction cost	464,670	—
Changes in operating assets and liabilities:
Prepaid assets	179	233,030
Accounts payable and accrued expenses	1,595,438	1,305,567
Income tax payable	63,395	—
Due to related party	120,000	245,000
Net cash used in operating activities	(886,634)	(572,298)

Cash Flows from Investing Activities:
Investment of cash in trust account for extensions	(740,000)	(1,798,900)
Cash withdrawn from Trust Account for taxes and redemptions	11,519,323	87,917,298
Net cash provided by investing activities	10,779,323	86,118,398

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	125,000	—
Proceeds from issuance of promissory note to related party	1,281,500	160,000
Proceeds from private placement	—	1,548,900
Redemptions of Class A common stock	(11,233,821)	(87,541,322)
Net cash used in financing activities	(9,827,321)	(85,832,422)

Net Change in Cash	65,368	(286,322)
Cash - Beginning	35,806	322,128
Cash - Ending	$101,174	$35,806

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A common stock to redemption value	$1,102,168	$2,668,274
Fair value of Original Sponsor Shares transferred to extension investors	—	1,548,900
Recognition of excise tax on share redemptions	$112,338	$—
Overdraw of Trust Assets Payable to Trust by Sponsor	$107,827	$—
Debt discount recognized from fair value of Class A common stock to be transferred under Promissory Notes (Note 6)	$158,400	$—

The accompanying notes are an integral part of these consolidated financial statements

OCEANTECH ACQUISITIONS I CORP

Notes to Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity from inception through December 31, 2023 relates to the Company’s formation and the public offering (the “Initial Public Offering”) as defined below, and, since the closing of the initial public offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on both cash from the proceeds derived from the Initial Public Offering and investments held in trust.

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

Transaction costs of the Initial Public Offering amounted to $7,482,451 consisting of $2,065,200 of underwriting discount, $3,614,100 of deferred underwriting discount, $1,033,633 in fair value of representative shares issued and $769,518 of other offering costs. Of the transaction costs, $690,542 were charged to operations for the portion related to warrants and $6,791,909 were included as offering costs and charged against equity

The Company granted the underwriter in the Initial Public Offering a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any. On June 17, 2021, the underwriter partially exercised the over-allotment option to purchase 326,000 additional Units (the “Over-Allotment Units”), generating an aggregate of gross proceeds of $3,260,000, and incurred $65,200 in cash underwriting fees.

On June 2, 2022, the Company closed an offering to private investors which included issuance of 1,548,900 Private Warrants at a price of $1.00 per warrant and transfer of 1,200,000 of Original Sponsor's Class B common stock. Proceeds of the offering were deposited in the Company’s Trust Account for its public stockholders, representing $0.15 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination (an "Extension") by six months from June 2, 2022, to December 2, 2022. The Extension is permitted under the Company’s governing documents.

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

On May 2, 2023, the Company deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023 to June 2, 2023.

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

On May 18, 2023, the Company and Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extensions, up to an aggregate of $360,000. (See below regarding the current extensions exercised.). No amounts were drawn under this promissory note as of December 31, 2023.

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

On June 1, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023.

On June 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023.

On July 7, 2023, the Company and Regentis executed Amendment No. 1 to the Merger Agreement to increase the merger consideration to $96 million from $95 million to account, in part, for the issuance of Regentis ordinary shares to Maxim pre-closing for the fee to which it would be entitled upon consummation of the business combination.

On July 10, 2023, the Company filed the initial Form S-4 (as amended, collectively, the “Form S-4”) with the SEC.

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

On July 28, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023.

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

On August 31, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023.

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

On September 13, 2023, the Company filed Amendment No. 1 to the Form S-4 with the SEC.

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

On September 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023.

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

On October 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023.

On November 3, 2023, the Company filed Amendment No. 2 to the Form S-4 with the SEC.

On November 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2023 to January 2, 2024.

On December 21, 2023, the Company filed Amendment No. 3 to the Form S-4 with the SEC.

On December 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2024 to February 2, 2024.

On December 29, 2023, the Company filed Amendment No. 4 and Amendment No. 5 to the Form S-4 with the SEC.

On December 29, 2023, the Company also received the Notice of Effectiveness of the Form S-4 from the SEC.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on June 2, 2021, and through December 31, 2023, the Company withdrew $661,478 from the Trust Account to pay its liabilities related to the Delaware franchise taxes. Through December 31, 2023, the Company remitted $402,478 to the respective tax authorities. Additionally, as of December 31, 2023, the Company had accrued but unpaid liability of $180,392 related to its income and Delaware franchise tax obligations. As of December 31, 2023, the Company had $101,174 in its operating account and inadvertently used $187,045 of the funds withdrawn from the Trust Account for payment of taxes for payment of other operating expenses not related to taxes. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without recurring to additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured. See Note 2 for additional information.

Liquidity and Going Concern

On December 31, 2023, the Company had cash of $101,174 and a working capital deficit of $5,387,695.

The Company’s liquidity needs up to December 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), loans from related parties and outside investors totaling $1,729,539 and $323,039 as of December 31, 2023 and 2022, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 2, 2024. The Company entered into a definitive merger/business combination agreement with a business combination target on May 2, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 2, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 2, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these statements. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

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

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

As discussed above, on May 30, 2023, holders of 1,035,788 shares of Common Stock elected to redeem their shares in connection with the Extension. As a result, $11,233,821 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations and has determined that a liability of $112,338 should be recorded for the excise tax in connection with the above mentioned redemptions. This liability is recorded in the Company's balance sheet and will be reviewed and remeasured at each subsequent reporting period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of December 31, 2023 and 2022.

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

On May 2, 2023, the Company caused to be deposited $125,000 into its Trust Account for its public stockholders, representing $0.067 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023 to June 2, 2023.

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

On October 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023, as the sixth of twelve, 1-month extension permitted under the Company’s governing documents.

On November 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from December 2, 2023 to January 2, 2024, as the seventh of twelve, 1-month extension permitted under the Company’s governing documents.

On December 27, 2023, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from January 2, 2024 to February 2, 2024, as the eighth of twelve, 1-month extension permitted under the Company’s governing documents.

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

In connection with the Extension payment on June 2, 2022, the Original Sponsor transferred 1,200,000 of previously issued Class B shares (as referenced in Note 9) from the Founder Shares (as defined in Note 5) to the investors who participated in the Initial Public Offering. The fair value of the Founder Shares (as defined in Note 5) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost was be allocated to the only financial instruments issued, which were private placement warrants. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the consolidated statements of operations.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares of Class A common stock for the years ended December 31, 2023, and 2022, subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the years ended December 31, 2023 and 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted income per common stock is calculated as follows:

	For the Year Ended December 31,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(707,875)	$1,534,917
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	1,238,381	9,582,767
Basic and Diluted net (loss) income per share, redeemable Class A common stock	$(0.57)	$0.16

Non-redeemable common stock
Numerator:
Net (loss) income allocable to non-redeemable common stock	$(1,534,643)	$430,031
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net (loss) income per share, common stock	$(0.57)	$0.16

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

As of December 31, 2023 and 2022, the Class A Common Stock reflected on the consolidated balance sheets are reconciled in the following table:

	December 31, 2023		December 31, 2022
	Shares	Amount	Shares	Amount
As of beginning of the period	1,848,503	$19,419,552	10,326,000	$104,292,600
Less:
Extension redemptions on May 27, 2023 and November 29, 2022, respectively	(1,035,788)	(11,233,821)	(8,477,497)	(87,541,322)
Plus:
Remeasurement of carrying value to redemption value attributable to:
Amount due from Sponsor	—	84,159	—	—
Accretion of carrying value to redemption value	—	1,102,168	—	2,668,274
Contingently redeemable Class A common stock subject to possible redemption	812,715	$9,372,058	1,848,503	$19,419,552

Payable to Trust Account

During the year ended December 31, 2023, the Company erroneously overdrew from the Trust Account amounts allocated for tax payments. Accordingly, as of December 31, 2023, the Company had an amount payable to the Trust Account in the amount of $84,159, which is fully allocable to the contingently redeemable Class A common stock subject to possible redemption. The amount payable to the Trust Account is to be funded by the Sponsor, and is included in within Class A common stock subject to possible redemption on the accompanying consolidated balance sheets.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

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

Promissory Note—Related Party

On February 14, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Original Sponsor has not demanded payment of the note through the date of this filing. As of December 31, 2023 and 2022, $448,039 and $323,039 were outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the sponsor, an affiliate of the sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

On May 18, 2023, the Company and the Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extension, up to an aggregate of $360,000. No amounts have been drawn under this promissory note as of December 31, 2023 or 2022.

Administrative Support Agreement

The Company has agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial business combination or liquidation of the Company. As of December 31, 2023 and 2022, the Company owed $427,667 and $307,667 under the administrative support agreement, respectively. For the years ended December 31, 2023, the Company incurred $120,000 in administrative support fees.

Note 6 - Promissory Notes

During 2023, the Company entered into six promissory notes with investors that provide for a maximum aggregate borrowing amount of up to $726,500. These notes are non-interest bearing and are due at the closing of the business combination. In consideration of these loans, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to the investors 130,000 shares of non-redeemable series Class A common stock.

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

On October 24, 2023, the Company or Sponsor entered into a promissory note with Investor, pursuant to which the Investor agreed to provide a $250,000 loan to the Company or Sponsor. In consideration of the Initial Capital Contribution, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer 250,000 shares of Class A common stock (as loan grant shares issuable to a third party in relation to such working capital bridge loan) ("Subscription Shares”) at a rate of one Class A common stock for each $1.00 of Initial Capital Contribution, or the Investor may elect to receive payments in cash. The Subscription Shares, if issued, shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Initial Capital Contribution shall not accrue interest and shall be repaid by the Company, upon the closing of the initial business combination. The Company or Sponsor will pay to the Investor all repayments Sponsor or the Company has received within 5 business days of the closing of the initial business combination.

During the year ended December 31, 2023, $1,281,500 was drawn on the promissory notes. The full amount remains outstanding as of December 31, 2023.

The Company's Sponsor transfer of Class A shares to the Investor falls under SAB Topic 5T and thus was recognized in the Company's records in connection with the funding of the promissory notes as a debt discount totaling $158,400, or approximately $0.18 per share. The debt discount is accreted as interest expense in the Company’s statements of operations over the terms of the respective loans. As of December 31, 2023, the Company had an unamortized debt discount of $77,539. Interest expense related to this debt discount was $80,861 for the year ended December 31, 2023.

Note 7 —Derivative Warrant Liabilities

As of both December 31, 2023 and 2022, there were 10,326,000 public warrants outstanding. As of December 31, 2023 and 2022 there were 6,217,700 Private Placement Warrants outstanding, respectively.

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

Note 8 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$9,287,900	$9,287,900	$—	$—
	$9,287,900	$9,287,900	$—	$—
Liabilities:
Warrant Liability- public	$206,520	$206,520	$—	$—
Warrant Liability- private	124,352	—	—	124,352
Total Warrant Liability	$330,872	$206,520	$—	$124,352

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$19,429,439	$19,429,439	$—	$—
	$19,429,439	$19,429,439	$—	$—
Liabilities:
Warrant Liability- public	$413,040	$413,040	$—	$—
Warrant Liability- private	248,707	—	—	248,707
Total Warrant Liability	$661,747	$413,040	$—	$248,707

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

The Company’s Warrant liability was valued at $330,872 and $661,747 as of December 31, 2023 and 2022, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company's unaudited condensed consolidated statements of operations.

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

	Public Warrants	Private Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2022	$413,040	$248,708	$661,747
Change in Fair Value	(206,520)	(124,356)	(330,872)
Warrant liabilities at December 31, 2023	$206,520	$124,352	$330,872

	Public Warrants	Private Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2021	$4,749,960	$2,348,406	$7,098,366
Issuance of Private warrants as part on June 2, 2022	—	232,335	232,335
Change in Fair Value	(4,336,920)	(2,332,034)	(6,668,954)
Warrant liabilities at December 31, 2022	$413,040	$248,708	$661,747

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

The key inputs into the modified Black-Scholes model were as follows:

	December 31,	December 31,
	2023	2022
Risk-free interest rate	3.77%	3.91%
Expected term (years)	5.09	5.42
Expected volatility	8.0%	5.3%
Stock price	$11.35	10.54
Strike price	$11.50	11.50
Dividend yield	0%	0%
Probability of business combination	1.00%	3.0%

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties agreed to amend the Underwriting Agreement as follows: (i) the Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all rights and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets dated December 31, 2023 and 2022, respectively.

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

Note 10 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,684,760 and 103,260 shares of Class A common stock issued or outstanding, excluding 812,715 and 1,848,503 shares of Class A common stock subject to possible redemption classified as temporary equity, respectively.

Class B common stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. On December 31, 2023 and 2022, there were no shares and 2,581,500 shares of Class B common stock issued and outstanding, respectively. On June 17, 2021, the underwriter partially exercised the over-allotment option and purchased an additional 326,000 Over-Allotment Units. On June 21, 2021, the underwriter forfeited the right to purchase the remaining Units of the over-allotment option, and hence 293,500 shares of Class B common stock were subsequently forfeited.

Conversion of Class B common stock to Class A Common stock – OTEC filed a Definitive Proxy Statement on Schedule 14A on August 23, 2023, providing notice of a special meeting of stockholders to be held on September 5, 2023 to propose to amend OTEC’s existing certificate of incorporation dated as of May 27, 2021, as amended on December 1, 2022 by that certain First Amendment to the Amended and Restated Certificate of Incorporation, as further amended on May 30, 2023 by that certain Second Amendment to the Amended and Restated Certificate of Incorporation, and as may be further amended (collectively, and as further amended on September 5, 2023 by that certain Amendment to the Amended and Restated Certificate of Incorporation, the “Existing OTEC Charter”), to provide for the right of the holders of the OTEC Class B Common Stock to convert such shares into shares of the OTEC Class A Common Stock on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”), rather than upon the closing of an initial business combination, in order to authorize OTEC to regain compliance with the MVLS rule of Nasdaq.

OTEC noted that on August 23, 2023, the current holders of the OTEC Class B Common Stock held 2,581,500 shares (held by the Sponsor, and anticipated to be voted for the Founder Share Amendment Proposal), whereas the holders of the remaining OTEC Class A Common Stock held 915,975 shares. Therefore, with the Sponsor holding the majority of voting shares, the Founder Share Amendment Proposal was approved on September 5, 2023, and with conversion of the OTEC Class B Common Stock to OTEC Class A Common Stock, resulted in OTEC’s market value of securities increasing approximately $28,706,280 in addition to OTEC’s then-current market value of securities being approximately $10,185,642, based on calculations utilizing the OTEC Common Stock closing price of $11.12 per share on August 28, 2023. OTEC anticipated the market value of securities of OTEC Common Stock to total approximately $38,891,922, above the required $35 million. The following ten consecutive business days after September 5, 2023, ended ahead of the hearing held on September 21, 2023, which OTEC believed would bring it into compliance and cure its deficiency with the MVLS rule of Nasdaq prior to such hearing.

As of such conversion, such shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise, and certain executive officers that have beneficial interests in the Sponsor have waived their rights to liquidating distributions from the Trust Account with respect to these securities, which would expire worthless if an initial business combination is not consummated. In the event of a liquidation, a liquidating distribution will be made only with respect to the public shares, and our Sponsor will not receive any monies held in the Trust Account as a result of its ownership of 2,581,500 Founder Shares that were issued to the Sponsor prior to the OTEC IPO and 3,871,000 Private Placement Warrants that were purchased by the Sponsor in a private placement which occurred simultaneously with the completion of the IPO, though such persons may earn a positive rate of return on their overall investment in the post-closing company after the Business Combination, even if other holders of OTEC Common Stock experience a negative rate of return, due to having initially purchased the Founder Shares for an aggregate of $25,000.

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

Note 11 — Income Tax

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Net operating loss carryforward	$—	$7,840
Startup/Organization Expenses	919,946	807,889
Total deferred tax assets (liability)	919,946	815,729
Valuation Allowance	(919,946)	(815,729)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$63,395	$—
Deferred	(98,750)	(227,246)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	98,750	227,246

Income tax provision	$63,395	$—

As of December 31, 2023, and 2022, the Company had $0 and $37,331 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire and are subject to 80% of taxable income per annum.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $98,750 and $227,246, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of warrants	3.19%	(71.27)%
Transaction costs allocated to warrants	(4.48)%	38.48%
Merger costs	(17.31)%	0.00%
Interest expense	(0.78)%	0.00%
Non-deductible expenses	0.00%	0.23%
Warrant issuance costs	0.00%	0.00%
Valuation allowance	(4.53)%	11.56%
Income tax provision	(2.91)%	0.00%

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

Additionally, the Company has also incurred $120,000 and $200,000 in Delaware franchise taxes for the year ended December 31, 2023 and 2023, respectively, which is included in formation and operating costs in the accompanying consolidated statements of operations. The full balances for respective years were outstanding at December 31, 2023 and 2022 and included in accounts payable and accrued costs on the accompanying balance sheets.

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as noted below.

Special Meeting

On January 2, 2024, the Company filed with the SEC a definitive proxy statement/prospectus, as supplemented by the Form 8-K filed on January 19, 2024 with respect to its Special Meeting of stockholders to be held on February 9, 2024 at 10:30 a.m. EST to vote upon the proposals detailed in the Proxy Statement including, among others, a proposal to approve and adopt the Merger Agreement attached to the Proxy Statement as Annex A, by and among the Company, Regentis and Merger Sub. The deadline for holders of its Class A common stock to submit their shares for redemption was on February 7, 2024. At the Special Meeting, the OTEC stockholders voted on each proposal presented, as described in the Proxy Statement, and approved each proposal. No other items were presented for stockholder approval at the Special Meeting. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders.

Nasdaq Compliance

On January 5, 2024, the Company received a notice from Nasdaq stating that because the Company had not held an annual meeting, it was no longer in compliance with the continued listing requirements of Nasdaq. The Company responded that it was unable to hold the annual meeting in accordance with the annual meeting requirement as the Company originally intended to close the Business Combination prior to the end of 2023. In anticipation of Closing, the Company filed a definitive proxy statement/prospectus pursuant to Rule 424(b)(3) under the Securities Act and Regulation 14A of the Securities Exchange Act on January 2, 2024 and scheduled the special meeting for stockholders to vote on the Business Combination on February 9, 2024. If the Company were to hold an annual meeting after such special meeting date, the stockholders of the Company would be asked to vote on items that are moot (for example, the election of existing Company directors after approving at the special meeting the election of the directors to serve on the Company’s board of directors post-Closing) or such stockholders may have already redeemed, which would likely cause stockholder confusion and legal uncertainty as to the effect of the subsequent election of a different slate of directors who would not ultimately be the slate of directors who would serve on the board of directors upon the Closing of the Business Combination. Because the stockholders that may no longer even plan to be stockholders in connection with redeeming shares would be voting on a slate of directors that were no longer going to be directors upon the Business Combination, we agreed that holding an annual meeting would be moot and not in accordance with the intent of the annual meeting requirement. Additionally, the Company would be unable to furnish to its stockholders an annual report as required by applicable SEC rules given the requirement to include audited financial statements for 2023, which were not scheduled at that time to be available until after the completion of the Business Combination. The Company provided stockholders with the Form S-4 and the proxy statement/prospectus mailed to stockholders, which contain the audited financial statements of the Company and of Regentis for their 2022 fiscal years, and the unaudited interim financial statements of the Company and of Regentis as of and for the fiscal period ended September 30, 2023, along with unaudited pro forma financial statements for review by stockholders. Though the Company was not able to hold the annual meeting, the Company held special meetings in 2023 and 2024. Additionally, upon Closing of the Business Combination, the surviving entity as the post-closing company will be required to be in compliance with the annual meeting requirement by December 31, 2024, and the Post-Closing Company will hold an annual meeting in 2024 in accordance with such requirement.

On January 22, 2024, the Company received a notice from Nasdaq, providing that because the Company had not yet closed the Business Combination, trading in the Company’s shares would be suspended at the open of business on January 24, 2024. On January 23, 2024, the Company submitted its payment and request for an appeal of such decision and the review by the Nasdaq Listing and Hearing Review Council of such decision.

On February 5, 2024, the Company submitted its brief memorandum for the appeal, and on February 23, 2024, the Company received the brief memorandum from the staff of Nasdaq to which it responded on March 1, 2024.

The Company received another request from the staff of Nasdaq on March 11, 2024, requesting additional information on remaining items required prior to the closing of the Business Combination, to which the Company responded with the remaining closing conditions in process on March 15, 2024.

The Company anticipates completing the Business Combination in April 2024, pursuant to the Merger Agreement with Regentis and Merger Sub, and upon such completion, expects to establish compliance with the listing requirements of Nasdaq. The Company is monitoring its Nasdaq listing and evaluate its available options to regain compliance with Nasdaq.

Extension Payment to Trust Account

On January 30, 2024, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from February 2, 2024 to March 2, 2024.

On March 4, 2024, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from March 2, 2024 to April 2, 2024.

On April 3, 2024, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 2, 2024 to May 2, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OceanTech Acquisitions I Corp.

Date: April 15, 2024	By:	/s/ Suren Ajjarapu
Name: Suren Ajjarapu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Suren Ajjarapu	Chief Executive Officer and Chairman	April 15, 2024
	Suren Ajjarapu	(principal executive officer)

By:	/s/ Francis Knuettel II	Chief Financial Officer	April 15, 2024
	Francis Knuettel II	(principal financial and accounting officer)

By:	/s/ Michael Peterson	Director	April 15, 2024
Michael Peterson

By:	/s/ Donald Fell	Director	April 15, 2024
Donald Fell

By:	/s/ Venkatesh Srinivasan	Director	April 15, 2024
Venkatesh Srinivasan

By:	/s/ Siva Saravanan	Director	April 15, 2024
Siva Saravanan

106