Form 10-Q
period 2024-03-31
OceanTech Acquisitions I Corp.
filed 2024-05-28
CIK 1846809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________

OceanTech Acquisitions I Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-40450	85-2122558
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

515 Madison Avenue, 8th Floor - Suite 8133 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

*Registrant was suspended from trading on Nasdaq on January 24, 2024. Registrant’s market maker received approval of its Form 211 from FINRA on April 24, 2024 to begin trading over the counter with the symbol “OTAC” pending resolution with NASDAQ.

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

As of May 28, 2024, 3,497,475 shares of Class A common stock, par value $0.0001 per share, and 0 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OCEANTECH ACQUISITIONS I CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS:
Cash	$17,183	$101,174
Total current assets	17,183	101,174
Investments held in Trust Account	9,296,616	9,287,900
TOTAL ASSETS	$9,313,799	$9,389,074

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT:
Accounts payable and accrued expenses	$3,692,805	$3,233,469
Income tax payable	72,958	63,395
Excise tax payable	112,338	112,338
Promissory notes	1,347,355	1,203,961
Promissory notes – related party	448,039	448,039
Due to related parties	427,667	427,667
Total current liabilities	6,101,162	5,488,869
Other long-term liabilities	2,000,000	2,000,000
Deferred underwriting commissions	3,614,100	3,614,100
Warrant liabilities	1,240,775	330,872
Total Liabilities	12,956,037	11,433,841

Commitments and Contingencies (see Note 8)

Redeemable Common Stock
Class A common stock subject to possible redemption, 812,715 shares at March 31, 2024 and December 31, 2023 at redemption value of $11.65 and $11.53 at March 31, 2024 and December 31, 2023, respectively	9,471,596	9,372,058
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,684,760 (excluding 812,715 shares subject to possible redemption) shares issued and outstanding at March 31, 2024 and December 31, 2023	269	269
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,455,340	1,549,028
Accumulated deficit	(14,569,443)	(12,966,122)
Total Stockholders’ Deficit	(13,113,834)	(11,416,825)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$9,313,799	$9,389,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Operating and formation costs	$711,824	$464,054
Loss from operations	(711,824)	(464,054)

other income/(expenses)
Interest earned on investments in trust	77,213	207,405
Interest expense	(49,244)	—
Finance transaction costs	—	(464,670)
Change in fair value of warrants	(909,903)	(330,873)
Total other expense, net	(881,934)	(588,138)
Loss before taxes	(1,593,758)	(1,052,192)
Provision for income taxes	(9,563)	—
Net loss	$(1,603,321)	$(1,052,192)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	812,715	1,848,503
Basic and diluted net loss per common stock, Class A subject to possible redemption	$(0.46)	$(0.23)

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net loss per non-redeemable common stock	$(0.46)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	2,684,760	$269	—	$—	$1,549,028	$(12,966,122)	$(11,416,825)
Fair value of Class A common shares to be transferred under promissory note	—	—	—	—	5,850	—	5,850
Overdraw of Trust Assets Payable to Trust by Sponsor	—	—	—	—	(90,822)	—	(90,822)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(8,716)	—	(8,716)
Net loss	—	—	—	—	—	(1,603,321)	(1,603,321)
Balance as of March 31, 2024	2,684,760	$269	—	$—	$1,455,340	$(14,569,443)	$(13,113,834)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	103,260	$10	2,581,500	$259	$2,248,291	(10,723,604)	$(8,475,044)
Contribution related to financing costs attributed to Aspire Securities Purchase Agreement	—	—	—	—	464,670	—	464,670
Remeasurement of Class A common stock to redemption value	—	—	—	—	(532,405)	—	(532,405)
Net loss	—	—	—	—	—	(1,052,192)	(1,052,192)
Balance as of March 31, 2023	103,260	$10	2,581,500	$259	$2,180,556	$(11,775,796)	$(9,594,971)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,603,321)	$(1,052,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments in trust	(77,213)	(207,405)
Non-cash interest expense	49,244	—
Change in fair value of warrants	909,903	330,873
Finance transaction cost	—	464,670
Changes in operating assets and liabilities:
Prepaid assets	—	179
Accounts payable and accrued expenses	459,336	362,907
Income tax payable	9,563	—
Due to related party	—	30,000
Net cash used in operating activities	(252,488)	(70,968)

Cash Flows from Investing Activities:
Extension Contributions to Trust Account	(60,000)	(375,000)
Cash withdrawn from Trust Account for taxes	128,497	—
Net cash provided by (used in) investing activities	68,497	(375,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory notes	100,000	301,500
Proceeds from issuance of promissory note to related party	—	125,000
Net cash provided by financing activities	100,000	426,500

Net Change in Cash	(83,991)	(19,468)
Cash – Beginning	101,174	35,806
Cash – Ending	$17,183	$16,338

Supplemental Disclosure of Non-cash Financing Activities:
Debt discount recognized for the fair value of Class A common stock to be transferred under promissory note	$5,850	—
Overdraw of trust assets payable to trust by Sponsor	$90,822	—
Remeasurement of Class A common stock to redemption value	$8,716	$532,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEANTECH ACQUISITIONS I CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE

THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

Note 1 - Description of Organization and Business Operations

OceanTech Acquisitions I Corp. (the “Company”) is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 3, 2021 (inception) through March 31, 2024, relates to the Company’s formation and the public offering consummated on June 2, 2021 (the “Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on both cash from the proceeds derived from the Initial Public Offering and investments held in trust.

The Company’s original sponsor was OceanTech Acquisitions I Sponsors, LLC (the “Original Sponsor”). On March 13, 2023, the Company’s sponsor changed to Aspire Acquisition LLC, a Delaware limited liability company (“Aspire” or the “Sponsor”) when Aspire acquired all of the Class B common stock and Private Placement Warrants from the Original Sponsor. As part of this transaction, Aspire assumed ownership of all agreements and obligations of the Original Sponsor, and agreed to the terms of the Purchase Agreement (as defined herein).

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

On May 2, 2023, the Company, R.B. Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of the Company (“Merger Sub”), and Regentis Biomaterials Ltd., an Israeli company (individually, “Regentis” and, together with the Company, Merger Sub, collectively, the “Parties” and each referred to as a “Party”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which, among other things, Merger Sub will merge with and into Regentis (the “Merger” or “Business Combination”), with Regentis continuing as the surviving entity after the Merger named Regentis Biomaterials Corp. (the “Post-Closing Company”), as a result of which Regentis will become a direct, wholly-owned subsidiary of the Company (the “Proposed Transaction”).

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

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at this special meeting, holders of 1,035,788 shares of Class A common stock (the “Redeeming Stockholder”) exercised the right to redeem such shares. On June 2, 2023, the Company made cash payments to the Redeeming Stockholders totalling $11,233,821, representing approximately $10.84 per share. Following such payments to the Redeeming Stockholders, the Trust Account had a balance of approximately $8,814,443. The Company’s remaining shares of Class A common stock outstanding were 812,715.

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

The Company received the Notice of Effectiveness by the SEC on December 29, 2023 following the filing of amendment No.’s 4 and 5 to form S-4 with the SEC.

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

On February 9, 2024, the Company held a Special Meeting of stockholders to approve among others, a proposal to approve and adopt the Merger Agreement. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders upon completion of the merger. These amounts might be subject to reversals and adjustments through the date of the completion of the merger.

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

See Note 11 below for Subsequent Events.

Franchise and Income Tax Withdrawals  from Trust Account

Since completion of its IPO on June 2, 2021, and through March 31, 2024, the Company withdrew $789,975 from the Trust Account to pay its liabilities related to the Delaware franchise taxes and income taxes. Through March 31, 2024, the Company remitted $521,931 to the respective tax authorities. Additionally, as of March 31, 2024, the Company had accrued but unpaid liability of $102,558 related to its income and Delaware franchise tax obligations. The difference between actual withdrawals and allowable withdrawals was recorded as a distribution to sponsor within the statement of changes in stockholders deficit in the amount of $107,827 for the year ended December 31, 2023 and $90,822 in the quarter ended March 31, 2024. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without recurring to additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Liquidity and Going Concern

On March 31, 2024, the Company had cash of $17,183 and a working capital deficit of $6,083,979.

The Company’s liquidity needs up to March 31, 2024 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), loans from related parties and outside investors with amounts outstanding totalling $1,829,539 and $1,729,539 as of March 31, 2024 and December 31, 2023, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2024 and for the three months ended March 31, 2024, include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company, and its results of operations and cash flows for the three ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2024 and December 31, 2023.

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

On August 30,   2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account, for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

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

 On February 28, 2024 the Company instructed the transfer agent to transfer funds held in the Trust Account from the brokerage investment account into demand deposit account.

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

See Note 11 below for additional extension payments.

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

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 16,543,700 shares for the three months ended March 31, 2024 and March 31, 2023 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2024 and March 31, 2023. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The basic and diluted (loss) income per common stock is calculated as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(372,567)	$(429,046)
Denominator:
Weighted Average Redeemable Class A common stock, basic and diluted	812,715	1,848,503
Basic and Diluted net loss per share, redeemable Class A common stock	$(0.46)	$(0.23)

Non-redeemable common stock
Numerator:
Net loss allocable to non-redeemable common stock	$(1,230,754)	$(623,146)
Denominator:
Weighted Average non-redeemable common stock, basic and diluted	2,684,760	2,684,760
Basic and diluted net loss per share, common stock	$(0.46)	$(0.23)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (0.60)% and 0.00% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and March 31, 2023, due to changes in fair value in warrant liability, certain non-deductible interest and merger costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Redeemable Share Classification

All of the 10,326,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt - Debt with Conversion and Other Options.”

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

As of March 31, 2024 and December 31, 2023, the Class A common stock reflected on the balance sheets are reconciled in the following table:

	March 31, 2024		December 31, 2023
	Shares	Amount	Shares	Amount
As of beginning of the period	812,715	$9,372,058	1,848,503	$19,419,552
Less:
Redemptions	—	—	(1,035,788)	(11,233,821)
Plus:
Remeasurement of carrying value to redemption value attributable to:
Amount due from Sponsor	—	90,822	—	84,159
Accretion of carrying value to redemption value	—	8,716	—	1,102,168
Contingently redeemable Class A common stock subject to possible redemption	812,715	$9,471,596	812,715	$9,372,058

Debt discounts

Debt discounts relate to the issuance costs of the promissory notes to non-related parties (see Note 6), and are included in the condensed consolidated balance sheets as a direct deduction from the face amount of the promissory notes. Debt discounts are amortized over the term of the related promissory notes and included in the interest expense.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted this standard in the current period. Adoption of ASU 2020-06 did not have any impact on its financial position, results of operations or cash flows.

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

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Pursuant to the Purchase Agreement dated as of March 13, 2023, by and among Sponsor, OTEC and the Original Sponsor (the “Purchase Agreement”), (a) Sponsor agreed to pay the Original Sponsor $1.00 (the “Consideration”), (b) the Sponsor agreed to convey to Original Sponsor 250,000 shares to the equity holders of Original Sponsor pro rata based on such equity holders’ underlying interest in shares as of the date thereof (the “PSA Shares”), (c) the Sponsor agreed to convey to Original Sponsor 250,000 warrants to the equity holders of Original Sponsor pro rata based on such equity holders’ underlying interest in shares as of the date thereof (the “PSA Warrants”), and (d) the Sponsor agreed to (i) reimburse Joseph Adir, Chief Executive Officer of the Initial Sponsor, $25,000 (“Adir’s Reimbursement”), and (ii) pay Charles Baumgarner, Chief Financial Officer of the Initial Sponsor, $5,000 per month during the transition period, which has been paid and satisfied as of the date hereof. The Purchase Agreement and change in Company directors and officers are further described in the Form 8-K, filed by the Company on March 13, 2023.

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

Promissory Notes-Related Party

On February 14, 2021, the Original Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and was due at the closing of the Initial Public Offering and the Original Sponsor has not demanded payment of the note through the date of this filing. As of March 31, 2024 and December 31, 2023, $448,039 were outstanding under the promissory notes.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the sponsor, an affiliate of the sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2024 and December 31, 2023, no such Working Capital Loans were outstanding.

On May 18, 2023, the Company and the Sponsor, announced that, the Company entered into an unsecured, interest-free promissory note in favor of the Sponsor, pursuant to which the Sponsor will loan the Company $30,000 per month for up to 12, 1-month extension, up to an aggregate of $360,000. No amounts have been drawn under this promissory note as of March 31, 2024 or December 31, 2023.

Administrative Support Agreement

The Company originally agreed to pay the Original Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Administrative Support Agreement dated as of May 27, 2021 (the “Administrative Support Agreement”) began on the day the Company first listed on the Nasdaq Capital Market and continue monthly until the completion of the Company’s initial Business Combination or liquidation of the Company. As of March 31, 2024 and December 31, 2023, the Company owed $427,667 under the Administrative Support Agreement, respectively. For the three months ended March 31, 2024, and 2023, the Company incurred $30,000 in administrative support fees.

Note 6 - Promissory Notes

During 2023, the Company entered into six promissory notes with investors that provide for a maximum aggregate borrowing amount of up to $726,500. These notes are non-interest bearing and are due at the closing of the business combination. In consideration of these loans, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to the investors 130,000   shares of Class A common stock.

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

During the three months ended March 31, 2024, the Company entered into an additional promissory note with an investor that provide for a maximum aggregate borrowing amount of up to $130,000. This loan is non-interest bearing and is due at the closing of the business combination. In consideration of these loans, the Company or Sponsor will, upon the closing of the initial business combination, assign and transfer, or cause the assignment and transfer, to the investor 32,500 shares of Class A common stock.

As of March 31, 2024, and December 31, 2023 $1,381,500 and $1,281,500 was outstanding under the promissory notes.

The Company’s Sponsor transfer of Class A shares to the Investor falls under SAB Topic 5T and thus was recognized in the Company’s records in connection with the funding of the promissory notes as a debt discount totalling $164,250 or approximately $0.18 per share. The debt discount is accreted as interest expense in the Company’s statements of operations over the terms of the respective loans. As of March 31, 2024, the Company had an unamortized debt discount of $34,145. Amortization was recorded to interest expense and totalled $49,244 for the three months ended March 31, 2024. There was no similar expense recorded in the three months ended March 31, 2023.

Note 7 - Derivative Warrant Liabilities

As of both March 31, 2024, and December 31, 2023, there were 10,326,000 public warrants outstanding. As of March 31, 2024 and December 31, 2023, there were 6,217,700 Private Placement Warrants outstanding.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant Liability- public	$774,450	$	$—	$774,450
Warrant Liability- private	466, 325	—	—	466, 325
Total Warrant Liability	$1,240,775	$—	$—	$1,240,775

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$9,287,900	$9,287,900	$—	$—
	$9,287,900	$9,287,900	$—	$—
Liabilities:
Warrant Liability- public	$206,520	$206,520	$—	$—
Warrant Liability- private	124,352	—	—	124,352
Total Warrant Liability	$330,872	$206,520	$—	$124,352

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2024, the public warrants ceased trading in January 2024 and were transferred form Level 1 to Level 3.

Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company’s Warrant liability was valued at $1,240,775 and $330,872 as of March 31, 2024 and December 31, 2023, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of operations.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Prior to March 31, 2024, the fair value of the public warrant liability is classified within Level 1 of the fair value hierarchy, as the public warrants were actively traded. In January 2024, the public warrants ceased trading. The fair value of the public and private warrant liability is classified within Level 3 of the fair value hierarchy.

 :

		Public and Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2023	$206,520	$124,354	$330,872
Transfer from Level 1 to Level 3	(206,520)	206,520	—
Change in Fair Value	—	909,903	909,903
Warrant liabilities at March 31, 2024	$—	$466,328	$1,240,775

		Private
	Public Warrants	Warrants	Warrant
	Level 1	Level 3	Liabilities
Warrant liabilities at December 31, 2022	$413,040	$248,707	$661,747
Change in Fair Value	(206,520)	(124,354)	(330,874)
Warrant liabilities at March 31, 2023	$206,520	$124,352	$330,872

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

The estimated fair value of the Public and Private Placement Warrants is determined using Level 3 inputs. Inherent in a modified Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the modified Black-Scholes model were as follows:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.12%	3.77%
Expected term (years)	5.09	5.09
Expected volatility	4.67%	8.0%
Stock price	$11.75	$11.35
Strike price	$11.50	$11.50
Dividend yield	0%	0%
Probability of business combination	1.50%	1.00%

Note 9 - Commitments and Contingencies

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

Amendment of Underwriting Agreement

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties agreed to amend the Underwriting Agreement as follows: (i) the Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all rights and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets dated as of March 31, 2024 and December 31, 2023, respectively.

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

Majic Merger Agreement

On November 15, 2022, the Company entered into the Majic Merger Agreement with Merger Sub 1, Merger Sub 2, the Original Sponsor in the capacity as the representative for the stockholders of the Company, Majic, and Jeffrey H. Coats, an individual, in the capacity as the representative for the Majic stockholders.

On February 3, 2023, the parties to the Majic Merger Agreement mutually terminated the Majic Merger Agreement pursuant to Section 8.1(a) of the Majic Merger Agreement, effective immediately. Neither party was required to pay the other a termination fee as a result of the mutual decision to terminate the Majic Merger Agreement.

Purchase Agreement

On March 13, 2023, the Company entered into the Purchase Agreement with the Original Sponsor and Sponsor pursuant to which Sponsor, or an entity designated by the Sponsor, will purchase from the Original Sponsor 2,581,500 shares of Class B common stock of the Company, par value $0.0001 per share and 5,869,880 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time the Company effects a merger, share exchange, asset acquisition, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or business combination.

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

Pursuant to the Purchase Agreement (a) Sponsor agreed to pay the Original Sponsor the Consideration, (b) the Sponsor agreed to convey to Original Sponsor the PSA Shares, (c) the Sponsor agreed to convey to Original Sponsor the PSA Warrants, and (d) the Sponsor agreed to (i) Adir’s Reimbursement, and (ii) pay Charles Baumgarner, Chief Financial Officer of the Initial Sponsor, $5,000 per month during the transition period, which has been paid and satisfied as of the date hereof. The Purchase Agreement and change in Company directors and officers are further described in the Form 8-K, filed by the Company on March 13, 2023.

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

Note 10 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,684,760 shares of Class A common stock issued or outstanding, excluding 812,715 shares of Class A common stock subject to possible redemption classified as temporary equity.

Class B common stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share of common stock. On March 31, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding. As of September 5, 2023, all of Sponsor’s Class B common stock was converted to Class A common stock.

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

Holders of the Class A common stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as noted below.

Extension Payment to Trust Account

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

On May 1, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2024 to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

As of the date of this Quarterly Report, the Company has exercised its right to extend the deadline to complete its initial business combination twelve of twelve times by depositing or causing to be deposited into the Trust Account $30,000 for each such extension. The current Business Combination deadline is June 2, 2024.

Amended and Restated Satisfaction and Discharge of Indebtedness

Certain holders of loans relating to the Extension Payments (the “Holder”) agreed that in lieu of collecting the full amount of the Extension Payments at the closing of the Business Combination, each Holder shall defer the repayment of the amounts due and payable to each Holder, to be repaid by the Post-Closing Company (from future capital raises, capped in the aggregate with all other deferred amounts at twenty-five percent (25%) per capital raise); provided that, commencing six (6) months after the closing of the Business Combination, the Post-Closing Company shall instead have the option to pay the amount owed each Holder fifty percent (50%) in cash and fifty percent (50%) in stock in the Post- Closing Company, valued at a price of $4.00 per newly issued share; any shares so issued shall be included by the Post-Closing Company in a resale registration statement to be filed by the Company within 60 days after the issuance of such shares (unless such shares would already be tradeable without restriction under Rule 144). Each Holder accepted the terms above and shall acknowledges the satisfaction and discharge of the amount contributed to the Extension Payment upon final receipt of such cash and Post-Closing Company stock.

Over the Counter Trading

As previously disclosed, on April 24, 2024, the market maker for the common stock of the Company received approval from FINRA on the Form 211 to begin quoting the Company’s common stock over the counter under the ticker symbol “OTAC”, and the Company resumed trading over the counter.

Equity Line Purchase Agreement

In connection with the Business Combination, the Company simultaneously disclosed that it planned to enter into an equity line purchase agreement with an investor pursuant to which the Company will have the right to issue and sell to the investor, and the investor will commit to purchase from the Company, up to $10 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock. The Company expects to receive an advance under such agreement upon the closing of the Business Combination, and to concurrently enter into a registration rights agreement with the investor, pursuant to which the Company will register the resale of the shares of common stock sold pursuant to such agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting, Redeeming Stockholders exercised the right to redeem their shares. On June 2, 2023, the Company made cash payments to the Redeeming Stockholders totalling $11,233,821, representing approximately $10.84 per share. Following such payments to the Redeeming Stockholders, the Company’s Trust Account had a balance of approximately $8,814,443. The Company’s remaining shares of Class A common stock outstanding were 812,715.

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

On July 10, 2023, the Company filed the initial Form S-4 with the SEC.

On July 25, 2023, the Company received the Delisting Letter from Nasdaq that the Company had not regained compliance within 180 calendar days (or until July 24, 2023) in accordance with the MVLS Requirement.

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

On August 30, 2023, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account, for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023 (or such earlier date as determined by OTEC’s board of directors unless extended).

On September 5, 2023, the Company held a virtual special meeting of its stockholders following the notice provided by the Proxy Statement to amend the Existing OTEC Charter for the Founder Share Amendment Proposal in order to authorize the Company to regain compliance with Nasdaq. Following approval of the Founder Share Amendment Proposal by the Company’s stockholders, the Company promptly adopted and filed the related amendment to the Existing OTEC Charter with the Secretary of State of the State of Delaware. Effective as of September 5, 2023, the conversion of the Class B common stock to Class A common stock, resulted in the Company’s market value of securities increasing approximately $28,706,280 in addition to the Company’s then-current market value of securities being approximately $10,185,642, based on calculations utilizing the Company’s common stock closing price of $11.12 per share on August 28, 2023 to total approximately $38,891,922, above the required $35 million. The following ten consecutive business days after September 5, 2023, ended ahead of the Hearing.

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

On February 9, 2024, the Company held a Special Meeting of stockholders to approve among others, a proposal to approve and adopt the Merger Agreement. In connection with the Special Meeting, OTEC stockholders holding 800,312 shares of OTEC class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. The trustee’s preliminary calculations are that approximately $9,227,597 (approximately $11.53 per Public Share) would be removed from the Trust Account to pay such holders upon completion of the merger. These amounts might be subject to reversals and adjustments through the date of the completion of the merger.

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

Extension Payment to Trust Account

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

On May 1, 2024, as Sponsor’s designee and as funded by Sponsor, the Company caused to be deposited $30,000 into its Trust Account for its public stockholders, representing $0.037 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2024 to June 2, 2024 (or such earlier date as determined by OTEC’s board of directors unless extended).

As of the date of this Quarterly Report, the Company has exercised its right to extend the deadline to complete its initial business combination twelve of twelve times by depositing or causing to be deposited into the Trust Account $30,000 for each such extension. The current Business Combination deadline is June 2, 2024.

Amended and Restated Satisfaction and Discharge of Indebtedness

Certain holders of loans relating to the Extension Payments (the “Holder”) agreed that in lieu of collecting the full amount of the Extension Payments at the closing of the Business Combination, each Holder shall defer the repayment of the amounts due and payable to each Holder, to be repaid by the Post-Closing Company (from future capital raises, capped in the aggregate with all other deferred amounts at twenty-five percent (25%) per capital raise); provided that, commencing six (6) months after the closing of the Business Combination, the Post-Closing Company shall instead have the option to pay the amount owed each Holder fifty percent (50%) in cash and fifty percent (50%) in stock in the Post- Closing Company, valued at a price of $4.00 per newly issued share; any shares so issued shall be included by the Post-Closing Company in a resale registration statement to be filed by the Company within 60 days after the issuance of such shares (unless such shares would already be tradeable without restriction under Rule 144). Each Holder accepted the terms above and shall acknowledges the satisfaction and discharge of the amount contributed to the Extension Payment upon final receipt of such cash and Post-Closing Company stock.

Over the Counter Trading

As previously disclosed, on April 24, 2024, the market maker for the common stock of the Company received approval from FINRA on the Form 211 to begin quoting the Company’s common stock over the counter under the ticker symbol “OTAC”, and the Company resumed trading over the counter. In connection with the Business Combination, the Company simultaneously disclosed that it planned to enter into an equity line purchase agreement with an investor pursuant to which the Company will have the right to issue and sell to the investor, and the investor will commit to purchase from the Company, up to $10 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock. The Company expects to receive an advance under such agreement upon the closing of the Business Combination, and to concurrently enter into a registration rights agreement with the investor, pursuant to which the Company will register the resale of the shares of common stock sold pursuant to such agreement.

Results of Operations

Our entire activity since inception was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of the Business Combination, at the earliest.

For the three months ended March 31, 2024, we had net loss of $1,603,321, largely driven by operating costs of $711,824, provision for income taxes of $9,563, interest expense of $49,244, and change in fair value of warrant liabilities of $909,903, offset by interest income of $77,213.

For the three months ended March 31, 2023, we had net loss of $1,052,192, largely driven by change in fair value of warrant liability of $330,873 and $464,054 in formation and operating costs, as well as finance costs related to transfer of Sponsor shares to Aspire of $464,054, offset by interest income of $207,405.

Liquidity and Going Concern

On March 31, 2024, we had cash of $17,183 and a working capital deficit of $6,083,979.

Our liquidity needs up to March 31, 2024, were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (see Note 5), loans from related party and outside investors with amounts outstanding totalling $1,829,539 and $1,729,539, as of March 31, 2024 and December 31, 2023, respectively, and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account Trust Account.

As of March 31, 2024, we had cash in the Trust Account of $9,296,616. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete the Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On December 15, 2021, in order to resolve certain issues and concerns that have arisen between Maxim and the Company, both parties have agreed to amend the Underwriting Agreement as follows: (i) The Company and Maxim mutually agreed that the rights of first refusal be deleted and as if no further force and effect, and that Maxim shall have no right of first refusal to act as an underwriter in any future financing event; (ii) as consideration for the waiver of the right of first refusal, if the Company consummates a business combination, the Company shall remit to Maxim a one-time cash payment of $2,000,000 at the closing of such business combination as a mergers and acquisition advisory fee; (iii) the Company and Maxim agreed that the over-allotment option has been limited to 326,000 Units and that the over-allotment option has terminated as of June 22, 2021; and (iv) the Company and Maxim agreed that the Company shall not be responsible for any additional reimbursements, out of pocket expenses, or disbursements of Maxim. For the sake of clarity, all right and obligations relating to underwriting fees (including but not limited to deferred underwriting commissions) were not amended or affected by this amendment. The $2,000,000 is recorded as other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets on March 31, 2024 and December 31, 2023.

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

We consider an accounting estimate to be critical if (i) the accounting estimate requires to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. We have identified management inputs used in the calculation of Company’s warrant liabilities and class A shares as critical accounting estimates. There are other items in our financial statements that require estimation but are not deemed to be critical, as defined above.:

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

Net (Loss) Income Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common stock is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 16,543,700 shares for the three months ended March 31, 2024 and March 31, 2023 of Class A common stock subject to possible redemption in the calculation of diluted (loss) income per share, because they are contingent on future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2024 and March 31, 2023. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting for the following:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended as of March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number	Description
1.1*	Underwriting Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and Maxim Group LLC, as representatives of the several underwriters (incorporated by reference as Exhibit 1.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
1.2*	Amendment of Underwriting Agreement, dated December 15, 2021, by and between OceanTech Acquisitions I Corp. and Maxim Group LLC, as representatives of the several underwriters (incorporated by reference as Exhibit 1.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on September 13, 2023).
2.1*†	Agreement and Plan of Merger, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., and R.B. Merger Sub Ltd. (incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated July 7, 2023, by and among OceanTech Acquisitions I Corp., R.B. Merger Sub Ltd. and Regentis Biomaterials Ltd. (incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on July 10, 2023).
3.1*	Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. dated May 27, 2021 (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
3.2*	Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference from Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on December 2, 2022).
3.3*	Second Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference from Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on May 30, 2023).
3.4*	Amendment to the Amended and Restated Certificate of Incorporation of OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 3.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on September 6, 2023).
3.5*	By Laws of OceanTech Acquisitions I (incorporated by reference from Exhibit 3.3 of Form S-1 filed by OceanTech Acquisitions I Corp. with the SEC on April 9, 2021).
4.1*	Warrant Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 4.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
4.2*	Subscription Agreement, dated May 23, 2023, between OceanTech Acquisitions I Corp., Aspire Acquisition LLC and Polar Multi-Strategy Master Fund. (incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on December 29, 2023).
4.3*	Subscription Agreement, dated October 24, 2023, between OceanTech Acquisitions I Corp., Aspire Acquisition LLC and Polar Multi-Strategy Master Fund. (incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on December 29, 2023).
10.1*	Investment Management Trust Agreement, dated May 27, 2021, by and between Continental Stock Transfer & Trust Company and OceanTech Acquisitions I Corp. (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021).
10.2*	Voting Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd. and certain shareholders of Regentis party thereto. Incorporated by reference on the Company’s Current Form 8-K filed on May 8, 2023).
10.3*	Registration Rights Agreement, dated May 27, 2021, by and among OceanTech Acquisitions I Corp. and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.2 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.4*	Sponsor Support Agreement, dated as of May 2, 2023, by and among OceanTech Acquisitions I Corp., Regentis Biomaterials Ltd., Aspire Acquisition LLC and certain individuals party thereto (CORRECTED)(incorporated by reference as Exhibit 2.2 of Form S-4 filed by OceanTech Acquisitions I Corp. with the SEC on July 10, 2023).
10.5*	Letter Agreement, dated May 27, 2021, by and among OceanTech Acquisitions I Corp., its officers and directors and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.3 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.6*	Private Placement Warrants Purchase Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.4 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.7*	Administrative Support Agreement, dated May 27, 2021, by and between OceanTech Acquisitions I Corp. and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.5 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on June 3, 2021)
10.8*	Purchase Agreement, dated as of March 13, 2023, by and among OceanTech Acquisitions I Corp., Aspire Acquisition LLC and OceanTech Acquisitions I Sponsors LLC (incorporated by reference as Exhibit 10.1 of Form 8-K filed by OceanTech Acquisitions I Corp. with the SEC on March 13, 2023)
10.9*	Securities Subscription Agreement, dated February 14, 2021, between the Company and the Original Sponsor (incorporated by reference as Exhibit 10.5 of Form S-1 filed by OceanTech Acquisitions I Corp. with the SEC on April 9, 2021).
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of May, 2024.

OCEANTECH ACQUISITIONS I CORP.

By:	/s/ Suren Ajjarapu
Name:	Suren Ajjarapu
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name:	Francis Knuettel II
Title:	Chief Financial Officer (Principal Financial Officer)